Form 10-Q
period 1999-06-30
NETOBJECTS INC
filed 1999-08-10
CIK 1009386

================================================================================
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    Form 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended June 30, 1999

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ______________ to ____________.

                         Commission File Number: 0-25427

                                ----------------

                                NETOBJECTS, INC.
          (Exact name of Registrant issuer as specified in its charter)


              Delaware                                  94-3233791
    (State or Other Jurisdiction            (I.R.S. Employer Identification No.)
 of Incorporation or Organization)


301 Galveston Drive, Redwood City, California             94063
 (Address of Principal Executive Offices)               (Zip Code)


                                 (650) 482-3200
              (Registrant's Telephone Number, Including Area Code)

                                 NOT APPLICABLE
              (Former Name, Former Address, and Former Fiscal Year,
                          If Changed Since Last Report)

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

As of July 31, 1999, Registrant had outstanding 24,646,434 shares of common stock, $.01 par value.


--------------------------------------------------------------------------------
================================================================================

                                TABLE OF CONTENTS

                          Part I: Financial Information
                                                                            Page
                                                                            ----
Item 1. Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets
        September 30, 1998 and June 30, 1999.................................. 1

        Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 1998 and June 30, 1999... 2

        Condensed Consolidated Statements of Cash Flows
        for the nine months ended June 30, 1998 and June 30, 1999............. 3

        Notes to Unaudited Condensed Consolidated Financial Statements........ 4

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................. 6

Item 3. Quantitative and Qualitative Disclosures about Market Risk............18


                           Part II: Other Information

Item 1. Legal Proceedings.....................................................19

Item 2. Changes in Securities and Use of Proceeds.............................19

Item 3. Defaults Upon Senior Securities.......................................19

Item 4. Submission of Matters to a Vote of Security Holders...................19

Item 5. Other Information.....................................................19

Item 6. Exhibits and Reports on Form 8-K......................................20

        Signatures............................................................21

                                                    PART I: FINANCIAL INFORMATION

                                                    ITEM 1. FINANCIAL STATEMENTS

                                                          NETOBJECTS, INC.
                                                           AND SUBSIDIARY

                                          (A Majority Owned Subsidiary of IBM Corporation)
                                                Condensed Consolidated Balance Sheets
                                           (In thousands, except share and per share data)
                                                             (unaudited)

                                                                                                        June 30,     September 30,
                                                                                                          1999           1998
                                                                                                        --------       --------
                                           Assets
Current assets:
     Cash and cash equivalents                                                                          $ 39,042       $    459
     Accounts receivable, net of allowances of $735 and $2,263 as of June 30, 1999 and
       September 30, 1998, respectively                                                                    4,772          2,292
     Prepaid expenses and other current assets                                                               684            754
                                                                                                        --------       --------
          Total current assets                                                                            44,498          3,505
                                                                                                        --------       --------
Property and equipment, net                                                                                2,234          1,640
                                                                                                        --------       --------
Total assets                                                                                            $ 46,732       $  5,145
                                                                                                        ========       ========

                       Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
     Accounts payable                                                                                   $  3,219       $  4,723
     Short-term borrowings from IBM and IBM Credit Corp.                                                    --           20,666
     Accrued compensation                                                                                  1,253          1,690
     Other accrued liabilities                                                                             1,063          1,066
     Deferred revenue from IBM                                                                              --            5,121
     Other deferred revenues                                                                                 849            169
     Current portion of capital lease obligations                                                            292            299
                                                                                                        --------       --------
          Total current liabilities                                                                        6,676         33,734

Capital lease obligations, less current portion                                                              139            336
          Total liabilities                                                                                6,815         34,070
                                                                                                        --------       --------

Stockholders' Equity (Deficit):
     Series A preferred stock, $0.01 par value, 0 and 750,000 shares authorized as of June 30, 1999 and September 30, 1998, respectively. 0 and 651,945 shares
       issued and outstanding as of June 30, 1999 and September 30, 1998, respectively                                     --
     Series C preferred stock, $0.01 par value, 0 and 15,033,333 shares authorized as of June 30, 1999 and September 30, 1998, respectively. 0 and 10,924,992 shares
       issued and outstanding as of June 30, 1999 and September 30, 1998, respectively                                      109
     Preferred stock, $0.01 par value, 6,000,000 and 0 shares authorized as of June 30, 1999 and September 30, 1998, respectively. No shares issued and outstanding as of
       June 30, 1999                                                                                        --             --
     Common stock, $0.01 par value; 60,000,000 and 28,333,333 shares authorized as of
       June 30, 1999 and September 30, 1998, respectively; 24,587,346 and 2,001,186 shares
       issued and outstanding as of June 30, 1999 and September 30, 1998, respectively                       246             20
     Additional paid in capital                                                                          110,698         18,318
     Notes receivable from shareholders                                                                      (23)          (113)
     Accumulated other comprehensive losses                                                                   (9)          --
     Deferred compensation                                                                                (1,539)          (541)
     Accumulated deficit                                                                                 (69,457)       (46,718)
                                                                                                        --------       --------
          Total stockholders' equity (deficit)                                                            39,917        (28,925)
                                                                                                        --------       --------
     Total liabilities and stockholders' equity (deficit)                                               $ 46,732       $  5,145
                                                                                                        ========       ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                          NETOBJECTS, INC.
                                                           AND SUBSIDIARY
                                          (A Majority Owned Subsidiary of IBM Corporation)

                                          Condensed Consolidated Statements of Operations

                                           (In thousands, except share and per share data)

                                                             (unaudited)

                                                                     Three months ended June 30,        Nine months ended June 30,
                                                                     ----------------------------      ----------------------------
                                                                        1999             1998            1999              1998
                                                                     -----------      -----------      -----------      -----------
Revenues:
     Software license fees                                           $     3,452      $     2,524      $     8,998      $     7,095
     Service revenues                                                        685             --              1,315             --
     Software license fees from IBM                                          980            1,069            3,315            2,284
     Service revenues from IBM                                                50            1,225            2,783            1,431
                                                                     -----------      -----------      -----------      -----------
          Total revenue                                                    5,167            4,818           16,410           10,810
                                                                     -----------      -----------      -----------      -----------

Cost of revenue:
     Software license fees                                                   487              840            1,435            1,822
     Service revenues                                                        820             --              1,544             --
     Service revenues from IBM                                                21            1,095            2,113            1,279
                                                                     -----------      -----------      -----------      -----------
          Total cost of revenues                                           1,327            1,935            5,092            3,101
                                                                     -----------      -----------      -----------      -----------
          Gross profit                                                     3,839            2,883           11,318            7,709
                                                                     -----------      -----------      -----------      -----------

Operating expenses:
     Sales and marketing                                                   4,968            4,444           13,994           12,857
     Research and development                                              2,347            2,175            6,332            8,030
     General and administrative                                            1,032              878            2,998            2,624
     Stock-based compensation                                                234               74              404              127
                                                                     -----------      -----------      -----------      -----------
          Total operating expenses                                         8,581            7,571           23,729           23,638
                                                                     -----------      -----------      -----------      -----------

          Operating income (loss)                                         (4,742)          (4,688)         (12,410)         (15,929)


Other income (expense):
     Interest income (expense)                                               (93)            (268)          (1,217)            (634)
     Accretion of discount on debt to IBM                                 (1,055)             (67)          (1,654)            (134)
     Nonrecurring interest on beneficial conversion
       feature of convertible debt to IBM                                   --               --             (7,457)            --
                                                                     -----------      -----------      -----------      -----------
                                                                          (1,148)            (335)         (10,328)            (768)
                                                                     -----------      -----------      -----------      -----------
          Income (loss) before income taxes                               (5,889)          (5,023)         (22,738)         (16,697)
                                                                     -----------      -----------      -----------      -----------

Income taxes                                                                --               --                  2               45
                                                                     -----------      -----------      -----------      -----------
          Net income (loss)                                          $    (5,889)     $    (5,023)     $   (22,740)     $   (16,742)
                                                                     ===========      ===========      ===========      ===========

Basic and diluted net income (loss) per share                        $     (0.36)     $     (2.73)     $     (3.31)     $     (9.25)
                                                                     ===========      ===========      ===========      ===========

Shares used to calculate basic and diluted net income
  (loss) per share                                                    16,211,411        1,842,523        6,862,455        1,809,852
                                                                     ===========      ===========      ===========      ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                          NETOBJECTS, INC.
                                                           AND SUBSIDIARY
                                                (A Majority Owned Subsidiary of IBM)

                                           Condensed Consolidated Statements of Cash Flows

                                                           (In thousands)

                                                             (unaudited)

                                                                                                                   Nine months
                                                                                                                  ended June 30,
                                                                                                               --------------------
                                                                                                                1999          1998
                                                                                                               -------      -------
Cash flows from operating activities:
     Net loss                                                                                                 $(22,740)    $(16,741)
     Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                                            812          860
          Accretion of discount on borrowings                                                                    1,653         --
          Nonrecurring interest charge on beneficial conversion feature of convertible debt to IBM               7,457         --
          Amortization of deferred stock-based compensation                                                        404          127
          Changes in operating assets and liabilities:
               Accounts receivable                                                                              (2,480)         (47)
               Prepaid expenses and other current assets                                                            69         (208)
               Accounts payable                                                                                 (1,188)       1,735
               Accrued compensation                                                                               (437)         494
               Other accrued liabilities                                                                           216          416
               Deferred revenue                                                                                 (4,441)         818
               Interest payable                                                                                    321         --
                                                                                                               -------      -------
                    Net cash used in operating activities                                                      (20,354)     (12,547)
                                                                                                               -------      -------
Cash flows used in investing activities-purchases of property and equipment                                     (1,406)        (487)
                                                                                                               -------      -------

Cash flows from financing activities:
     Proceeds from short-term borrowings                                                                         3,421       13,983
     Repayment of short-term borrowings                                                                        (24,421)      (2,050)
     Proceeds from convertible debt                                                                             12,910         --
     Repayment from convertible debt                                                                            (2,000)        --
     Payment on capital lease obligations                                                                         (202)        (205)
     Proceeds from issuance of preferred stock, net of issuance costs                                            5,262        1,215
     Repayment from issuance of common stock, net of issuance costs                                             65,299           44
     Repurchases of common stock                                                                                    (6)          (2)
     Repayment of shareholder notes receivable                                                                      90         --
                                                                                                               -------      -------
                    Net cash provided by financing activities                                                   60,353       12,985
                                                                                                               -------      -------

     Effect of exchange rate change on cash                                                                         (9)        --

Net increase (decrease) in cash                                                                                 38,584          (49)
Cash at beginning of period                                                                                        459          303
                                                                                                               -------      -------
Cash at end of period                                                                                         $ 39,042     $    254
                                                                                                               =======      =======

Supplemental disclosures of cash flow information:
     Interest paid                                                                                               1,445          445
                                                                                                               =======      =======
     Noncash investing and financing activities:
          Deferred stock-based compensation                                                                      1,402          768
                                                                                                               =======      =======
          Discount on borrowings                                                                                 1,653          535
                                                                                                               =======      =======
          Common stock issued in exchange for services                                                             316         --
                                                                                                               =======      =======

The accompanying notes are an integral part of these condensed consolidated financial statements.

                         NETOBJECTS, INC. AND SUBSIDIARY

                (A MAJORITY OWNED SUBSIDIARY OF IBM CORPORATION)


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

         Basis of Presentation of Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of NetObjects, Inc. and subsidiary (a majority owned subsidiary of IBM) ("the Company" or "NetObjects") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain 1998 amounts have been reclassified to conform to the 1999 method of presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1999. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended September 30, 1998 included in the Company's Registration Statement on Form S-1 (No. 333-71893) for its initial public offering of common shares on May 7, 1999.

         Cash Equivalents

         The Company considers all highly liquid, low risk debt instruments with a maturity of three months or less from the date of purchase to be cash equivalents. The Company generally invests its cash and cash equivalents in money market accounts.


2.       Net Loss per Share

         Net loss per share is computed under Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic net loss per share is computed using the weighted average number of outstanding shares of common stock, excluding shares of common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from options and warrants to purchase common stock using the treasury stock method and from convertible securities using the if-converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive. Pursuant to the Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 98, common stock and convertible preferred stock issued for nominal consideration, prior to the anticipated effective date of the Company's initial public offering, or IPO, in May 1999, are included in the calculation of basic and diluted net loss per share as if they were outstanding for all periods presented. The Company has not had any issuances or grants for nominal consideration.

         Diluted net loss per share for the three- and nine-months ended June 30, 1998, does not include the effect of 11,576,937 shares of convertible preferred stock outstanding, warrants to purchase 6,650,006 shares of convertible preferred stock with a weighted average exercise price of $5.60, options to purchase 2,593,279 shares of common stock with a weighted-average exercise price of $1.32 per share, or 92,170 shares of common stock issued and subject to repurchase by the Company at a weighted-average price of $0.12, because their effects are anti-dilutive.

         Diluted net loss per share for the three- and nine-months ended June 30, 1999, does not include the effect of warrants to purchase 4,614,554 shares of convertible preferred stock with a weighted average exercise price of $7.50, options to purchase 2,765,749 shares of common stock with a weighted-average exercise price of $3.78 per share, or 39,148 shares of common stock issued and subject to repurchase by the Company at a weighted-average price of $0.13, because their effects are anti-dilutive.

         As of June 30, 1999, there were 1,879,785 shares outstanding from the Company's 1997 Stock Option Plan with an average exercise price of $4.83 and 885,964 shares outstanding from the Company's 1997 Special Stock Option Plan, with an average exercise price of $1.54. There were 2,076,121 and 125,780 shares available for grant under the 1997 and 1997 Special Plans, respectively. The Company does not intend to grant additional options under the 1997 Special Stock Option Plan.

         As of June 30, 1999, there were 24,587,346 shares of NetObjects common stock outstanding. At June 30, 1999, we had outstanding warrants to purchase 3,482,838 shares of common stock with an exercise price of $6.68 that expire on April 11, 2000, 163,715 and 51,335 shares of common stock with an exercise price of $6.68, that expire on October 8, 2003 and February 18, 2004, respectively, and 916,667 shares of common stock with an exercise price of $10.80 and an expiration date of March 2000.


3. Related Party Transactions

         IBM acquired controlling interest of NetObjects on April 11, 1997, receiving 10,495,968 shares of Series E preferred stock at $6.68 per share, which converted to common stock automatically at the time of the NetObjects initial public offering, or IPO. This represented about 80% of the Company's voting securities at the time.

         In December 1997, the Company obtained a line of credit from IBM Credit Corp. that was eventually increased to a total of $19 million. The interest rate on this line was LIBOR + 1.5%. In connection with this line, we issued warrants to purchase 83,333 shares of Series F preferred stock at $10.80 per share to IBM Credit Corp. These shares converted to common stock automatically at the time of the IPO. This note was repaid with proceeds from our initial public offering in May 1999.

         In October 1998, the Company entered into a Convertible Note and Warrant Purchase Agreement with IBM and an existing investor (Perseus), under which the Company borrowed $10.9 million. Under this agreement, the Company issued a note with an interest rate of 10% per annum, that converts to Series E-2 preferred stock at $5.35 per share. In connection with these convertible notes, the Company issued warrants to purchase an additional 163,715 shares of Series E-2 preferred stock at $6.68 per share. In accordance with EITF Topic D-60, "Accounting for the Issuance of Convertible Preferred Stock and Debt Securities with a Non-detachable Conversion Feature", since these notes were "in-the-money", the $7.5 million difference between the purchase price of the Series E-2 and the fair market value on the date of issuance was accounted for as a nonrecurring interest charge on the beneficial conversion feature of the convertible note. The interest charge was amortized during the first and second quarters of the current fiscal year. Notes totaling $10.9 million were converted automatically into 2,141,713 shares of common stock at the IPO.

         From February 1999 through March 1999, the Company borrowed an additional $3.4 million from IBM at an interest rate of 10% per annum, for which IBM received warrants to acquire 51,335 shares of Series E-2 preferred stock at $6.68 per share. In April 1999, the Company borrowed an additional $2 million from IBM under the Convertible Note and Warrant Purchase Agreement. The Company repaid both notes with proceeds of its IPO.

         As of June 30, 1999 IBM held 12,475,843 shares of the Company's common stock and warrants to purchase 3,768,842 shares of common stock. If all outstanding warrants were exercised, IBM would own approximately 56% of the Company's common stock.


4. Accumulated Other Comprehensive Losses

         Accumulated other comprehensive losses consist entirely of cumulative translation adjustments resulting from the Company's application of its foreign currency translation policy. For the three- and nine-months ended June 30, 1999, the Company recorded a translation gain of $2,000 and a translation loss of $13,000, respectively. The tax effects of translation adjustments were not significant. For the three- and nine-months ended June 30, 1998, there were no translation gains or losses.


5. Initial Public Offering

         In May 1999, the Company sold 6,000,000 shares of its common stock through its IPO. Net proceeds from the offering were approximately $65 million after deducting the underwriting discount and other offering expenses. At the time of the IPO, all of the Company's outstanding preferred stock and convertible debt automatically converted into 14,056,093 and 2,141,713 shares of common stock, respectively.


6. Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", will be adopted by the Company effective September 30, 1999. SFAS No.131 requires segments to be determined based on how management measures performance and makes decisions about allocating resources. Management does not expect SFAS No. 131 to have a material effect on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements about the market opportunity for web site building software and services, our strategy, competition and expected expense levels, and the adequacy of our available cash resources. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Overview

         NetObjects provides software and solutions that enable small businesses and large enterprises to build, deploy and maintain Internet and intranet web sites and applications. NetObjects' revenues are derived principally from license fees for software products and, to a lesser extent, fees from a range of services complementing these products. The two primary software products are NetObjects Fusion(TM) and NetObjects Authoring Server(TM). Small businesses require easy-to-use solutions that enable them to build or enhance their web sites quickly and efficiently, add key functions such as e-commerce or web applications and work with a variety of industry standards and platforms. NetObjects Fusion is designed specifically to address these needs. On the other hand, large-scale corporate enterprises and departments need a client-server product for web site building that supports creativity and collaboration, while allowing an administrator to assert control over the site building process. NetObjects Authoring Server addresses these large-scale corporate needs. In response to customer demand, in October 1998 we formed our Professional Services Group, which provides training, consulting and implementation services to large enterprises to help design, build, deploy and maintain their web sites, and integrate their web sites with existing corporate applications. We provide these services through our own professional services organization and through relationships with third-party service providers.

         We recognize revenues from software license fees upon delivery of our software products to our customers, net of allowances for estimated returns and price protection, as long as we have no significant obligations remaining and we believe that collection of the resulting receivable is probable. NetObjects provides most of its distributors of software products with rights of return and records an allowance for estimated future returns based upon our historical experiences with product returns by those distributors. Software license fees earned from products bundled with OEM resellers, including IBM and Lotus, are generally recognized upon the OEM resellers shipping the bundled products to their customers. NetObjects recognizes service revenues as services are rendered, or, if applicable, using the percentage-of-completion method.
NetObjects defers recognition of maintenance revenues, paid primarily for support and upgrades, upon receipt of payment and recognizes the related revenues ratably over the term of the contract, which typically is 12 months. These payments generally are made in advance and are nonrefundable.

         We earn revenues from software license fees through direct licenses to enterprises, through important strategic relationships such as our relationships with IBM and Lotus and through our indirect (OEM) distribution channel. Non-license revenues, such as professional services and maintenance fees, are typically sold by the Company's direct sales group. Most of our software license fees to date have come from licenses to our indirect distribution channel and OEM resellers. We expect our revenues from license fees derived from our direct, or enterprise, sales channel to increase as a percentage of our total revenues as our direct sales organization grows in size. Sales of our products by resellers include sales by distributors, direct and original equipment manufacturer resellers, value-added resellers and online sales. We derive our international revenues primarily through our indirect distribution channel.

         In April 1997, IBM acquired approximately 80% of our outstanding stock from existing investors. Under the terms of a 10-year license agreement with IBM, we granted IBM rights to market and sell some of our products to its customers for 10 years in exchange for nonrefundable cash prepayments totaling $10.5 million between April 1997 and December 31, 1998. We requested and received the full amount of these prepayments between April and December 1997. These prepayments were reflected as deferred revenues from IBM on our balance sheet until recognized. In the three months ended December 31, 1997, IBM began reselling our products, and in the three months ended March 31, 1998, we began providing services under the WebSphere agreement that ended on February 28, 1999. As IBM has reported sales of our products, and as we have performed services for IBM, we have recognized revenues and the deferred revenues from IBM have declined by the same amount. At June 30, 1999, none of the prepayments remained as deferred revenue from IBM. As a result, we now receive cash for license fees earned from licenses of our products to IBM.

         We have incurred substantial net losses in each fiscal period since our inception and, as of June 30, 1999, had an accumulated deficit of $69 million. Such net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of our products, brand identity, marketing organization, domestic and international sales channels, and general and administrative infrastructure. We intend to increase our expenditures in all of these areas, particularly for research and development and sales and marketing.

         Our future operating results must be considered in light of our limited operating history and the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly evolving markets such as the market for web site building software and services. To achieve and sustain profitability, we must, among other things:

o Increase substantially our revenues from our two principal products, NetObjects Fusion, and NetObjects Authoring Server, and our professional services;

o    Continue to develop successfully new versions of our products;

o Continue to be a leading provider of e-business software for building web sites and corporate intranet sites;

o Respond quickly and effectively to competitive, market and technological developments;

o    Expand our professional services business;

o    Control expenses;

o    Continue  to  attract,   train  and  retain  qualified   personnel  in  the
     competitive software industry; and

o Maintain existing relationships and establish new relationships with leading Internet hardware and software companies.

         There can be no assurance that we will achieve or sustain profitability, as more fully described in Risk Factors. Moreover, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenues in relation to expectations would cause significant declines in operating results.

         Due to the foregoing factors, we believe that period-to-period comparisons of historical operating results should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations or the expectations of securities analysts or investors in some future quarter and our stock price may decline substantially.

Results of Operations


The following table sets forth financial data for the periods indicated as a percentage of total revenues:


                                                                                   Three months                   Nine months
                                                                                   ended June 30,                ended June 30,
                                                                                 -------------------           -------------------
                                                                                 1999           1998           1999           1998
                                                                                 ----           ----           ----           ----
Revenues:
     Software license fees                                                         67%            52%            55%            66%
     Service revenues                                                              13              0              8              0
     Software license fees from IBM                                                19             22             20             21
     Service revenues from IBM                                                      1             25             17             13
                                                                                 ----           ----           ----           ----
Total revenues                                                                    100            100            100            100
                                                                                 ----           ----           ----           ----

Cost of revenues:
     Software license fees                                                          9             17              9             17
     Service revenues                                                              16              0              9              0
     Service revenues from IBM                                                      0             23             13             12
                                                                                 ----           ----           ----           ----
Total cost of revenues                                                             26             40             31             29
                                                                                 ----           ----           ----           ----

Gross profit                                                                       74             60             69             71
                                                                                 ----           ----           ----           ----

Operating expenses:
     Sales and marketing                                                           96             92             85            119
     Research and development                                                      45             45             39             74
     General and administrative                                                    20             18             18             24
     Stock-based compensation                                                       5              2              2              1
                                                                                 ----           ----           ----           ----
Total operating expenses                                                          166            157            145            219
                                                                                 ----           ----           ----           ----

Operating income (loss)                                                           (92)           (97)           (76)          (147)
                                                                                 ----           ----           ----           ----
     Interest income and other expenses                                            (2)            (6)            (7)            (6)
     Accretion of discount on debt to IBM                                         (20)            (1)           (10)            (1)
     Nonrecurring interest on beneficial
       conversion feature of convertible debt to IBM                                0              0            (45)             0
                                                                                 ----           ----           ----           ----
Net income (loss)                                                                (114)          (104)          (139)          (155)
                                                                                 ====           ====           ====           ====

Three Months Ended June 30, 1998 and 1999

Revenues. Total revenues increased from approximately $4.8 million to approximately $5.2 million for the three months ended June 30, 1998 and 1999, respectively. This growth was primarily due to increased licenses of NetObjects Authoring Server and related service offerings through our enterprise sales channel, which increased from 4% of total revenues for the three months ended June 30, 1998 compared to 25% of total revenues for the three months ended June 30, 1999.

         For the three months ended June 30, 1998 and 1999, international revenues were $0.8 million and $1.5 million or 16% and 29% of total revenues, respectively, which exceeded our expectations for the contribution made by our international sales activities for the quarter. The increase in the amount of international revenues from the comparable quarter in the last fiscal year resulted from the expansion of our indirect sales channel in central Europe, new OEM arrangements with Internet service providers in Europe, and the generation of revenues from our professional services business, which only commenced activities in October 1998. We license our products in United States dollars in international markets. We invoice professional services in local currency.

         IBM software license fees for the three months ended June 30, 1999 included approximately $980,000 of royalties from bundling NetObjects Fusion with IBM/Lotus products and through the standalone sales of our products through IBM/Lotus channels. The total royalties from IBM during the quarter included $780,000 as the remainder agreed to be owed for unreported Lotus site license and product bundles of NetObjects Fusion that were associated with certain corporate accounts.

Cost of Revenues. Our Cost of Software License Fees (non-IBM) includes the cost of product media, duplication, manuals, packaging materials, shipping, technology licensed to us and fees paid to third-party vendors for order fulfillment, and was approximately $840,000 and $490,000 for the three months ended June 30, 1998 and 1999, respectively. This decrease arose primarily from better inventory management, improved freight contract terms, and improved sales channel mix. Our cost of services consists of personnel costs and related overhead, as well as fees paid to third parties that assist us in providing services to our customers. Our cost of IBM services revenues consists solely of personnel costs and related overhead for the services provided.

         Gross margins for the three months ended June 30, 1998 were 60% versus 74% for the three months ended June 30, 1999. The increase in gross margins was due primarily to our lower cost of software license revenues, increased software license fees, and the elimination of low margin services revenues under our WebSphere development agreement with IBM. Gross margins may be affected by the mix of distribution channels we use, the mix of products sold, the mix of product revenues versus services revenues and the mix of international versus domestic revenues. We typically realize higher gross margins on direct channel, or enterprise, sales relative to indirect channels and higher gross margins on domestic indirect channel sales relative to international indirect sales. If sales through indirect channels increase as a percentage of total revenues, or if, as we anticipate, services revenues continue to increase as a percentage of total revenues, our gross margins will be adversely affected.

Research and Development. Our research and development expenses consist primarily of salaries and consulting fees to support product development. To date, we have expensed all research and development costs as we have incurred them because we generally establish the technological feasibility of our products upon completion of a working model. We have not yet incurred significant costs between the date of completion of a working model and the date of general release of a product. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to continue to increase in dollar amounts from current levels. Research and development expenses were approximately $2.2 million and $2.3 million for the three months ended June 30, 1998 and 1999, respectively, representing approximately 45% of total revenues for each period.

Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, commissions, consulting fees, tradeshow expenses, advertising, marketing materials and the cost of customer service operations. We intend to continue to increase staff in our enterprise sales organization and to expand our aggressive brand building and marketing campaign. Therefore, we expect sales and marketing expenses to continue to increase. Sales and marketing expenses were approximately $4.4 million and $5.0 million for the three months ended June 30, 1998 and 1999, respectively, representing 92% and 96%, respectively, of total revenues for each period. The increased amount resulted primarily from personnel growth in our enterprise sales organization, and increased sales commissions and costs related to the continued development and implementation of our branding and marketing campaigns.

General and Administrative. Our general and administrative expenses consist primarily of salaries and fees for professional services. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to growth of our business. General and administrative expenses were approximately $878,000 and $1,000,000 for the three months ended June 30, 1998 and 1999, respectively, representing approximately 18% and 20%, respectively, of total revenues for each period. The increased amount resulted primarily from additional personnel and facility expenses related to our growth.

Stock-Based Compensation. In the fiscal year ended September 30, 1998 and the current fiscal year we incurred stock-based compensation charges of $768,000 and $1.5 million, respectively. These stock-based compensation charges are being amortized on an accelerated basis over the vesting period of the options in a manner consistent with Financial Accounting Standards Board (FASB) Interpretation No. 28. For the three months ended June 30, 1998 and 1999, we amortized approximately $74,000 and $234,000, respectively.

Other Income. Our interest expense consists primarily of interest on our borrowings and amounted to approximately $335,000 and $375,000 for the three months ended June 30, 1998 and 1999, respectively. Interest expense incurred during these periods was related to short-term notes, convertible debt and credit facilities that we obtained to fund our operations. These debts were repaid in full with proceeds from our initial public offering ("IPO"), or converted to common stock, in May 1999. Interest expense was offset by $280,000 of interest income earned on IPO proceeds during the quarter ended June 30, 1999.

         In the three months ended June 30, 1999, we incurred a non-cash interest charge of $1.055 million resulting from the issuance of Series E-2 warrants to purchase 51,335 shares of common stock at a discount in connection with a $3.4 million note received in February and March 1999 from IBM and Series E-2 warrants to purchase 163,715 shares of common stock at a discount in connection with a $10.9 million note received from IBM and Perseus. The amount of the charge in this quarter reflects our expensing the full amount of the remaining discount. These expenses appear on our income statement as an accretion of discount on debt to IBM.

Nine Months Ended June 30, 1998 and 1999

Revenues. Our total revenues increased from approximately $10.8 million to $16.4 million for the nine months ended June 30, 1998 and 1999, respectively, due to increased license and service revenue from IBM, the launch of our services business, license fees for NetObjects Authoring Server and the expansion of our enterprise sales channel.

         Our international revenues were approximately 17% and 20% of total revenues for the nine months ended June 30, 1998 and 1999, respectively. The increase in international revenues was due in part to the expansion of the indirect sales channel in Europe as well as the initiation of our services business. We have not been exposed to significant foreign currency translation and transaction exposure from our operations in fiscal 1998 and 1999.

         Our revenues from IBM increased from $3.7 million to $6.1 million, representing 34% and 37% of total revenues for the nine months ended June 30, 1998 and 1999, respectively. The revenues from IBM were generated primarily from our product bundles with Lotus Designer for Domino and our contract for WebSphere services beginning in March 1998. During the nine months ended June 30, 1999, no other customer accounted for more than 10% of total revenues.

Cost of Revenues. Our Cost of Software License Fees (non-IBM) was approximately $1.8 million and $1.4 million for the nine months ended June 30,1998 and 1999, respectively, representing approximately 17% and 9%, respectively, of total revenues from sources other than IBM. The decrease in percentage terms arose primarily from better inventory management, improved freight contract terms, and improved sales channel mix. Gross margins for the nine months ended June 30, 1998 were 71% versus 69% for the nine months ended June 30, 1999.

Research and Development. Our research and development expenses were approximately $8.0 million and $6.3 million for the nine months ended June 30, 1998 and 1999, respectively, and 74% and 39%, respectively, of total revenues. The decrease in percentage terms occurred as revenues grew at a faster rate than expenses. Approximately one-half of the decrease in dollar terms was due to the shift of development resources onto the IBM WebSphere development project, which was completed in February 1999. The remainder of the savings was achieved through reductions in contractor costs and selective staffing reductions.

Sales and Marketing. Our sales and marketing expenses were approximately $13 million and $14 million for the nine months ended June 30, 1998 and 1999, respectively, representing approximately 119% and 85%, respectively, of total revenues. The increased amount resulted primarily from the growth in our sales personnel, increased sales commissions and costs related to the continued development and implementation of our branding and marketing campaigns. The decrease in percentage terms occurred as revenues grew at a faster rate than expenses.

General and Administrative. Our general and administrative expenses were approximately $2.6 million and $3.0 million for the nine months ended June 30, 1998 and 1999, respectively, representing approximately 24% and 18%, respectively, of total revenues for each period. The decrease in percentage terms occurred as revenues grew at a faster rate than expenses.

Stock-Based Compensation. We amortized approximately $127,000 and $404,000 of the total deferred stock-based compensation in the nine months ended June 30, 1998 and June 30, 1999, respectively.

Other income. During both nine-month periods our interest expense consisted primarily of interest on our borrowings from IBM. Interest expense increased from approximately $0.8 million for the nine months ended June 30, 1998 to $1.5 million for the nine months ended June 30, 1999. Our interest income for the nine months ended June 30, 1999 was about $0.3 million. All of the debt was repaid or converted to common stock in May 1999.

         In connection with the in-the-money convertible notes totaling $10.9 million that we issued to IBM and another investor, we recorded approximately $7.5 million of interest expense in accordance with EITF Topic D-60 in the nine-months ended June 30, 1999. We recorded no such charges during the comparable period of fiscal 1998.

         In connection with the revolving loan and security agreement with IBM Credit Corp., in December 1997, we issued warrants to purchase 83,333 shares of Series F preferred stock. In addition, in connection with the convertible notes we issued warrants to purchase 163,715 shares of Series E-2 preferred stock. The Series F and Series E-2 preferred stock warrants were valued based upon the Black-Scholes pricing model which resulted in approximately $334,000 of additional interest expense for the Series F warrants and $887,000 of additional interest expense for the Series E-2 warrants in the nine-month period ended June 30, 1999. In February and March 1999, we issued warrants to purchase 51,335 shares of Series E-2 preferred stock to IBM. Using the Black-Scholes model, we valued the warrants at $432,000 which we recorded as additional interest expense in the nine-month period ended June 30, 1999. These expenses are part of the accretion of discount on debt to IBM that appears on our income statement.

Income Taxes. We have had a net operating loss for each period from our inception through June 30, 1999. Our accumulated deficit through this period is approximately $69 million. We recorded income tax expense relating to withholding tax on payments made by Mitsubishi, our exclusive master distributor of our products in Japan, and various minimum state taxes.

Liquidity and Capital Resources

         In May 1999, we sold 6,000,000 shares of common stock in our IPO. Net proceeds from the offering were approximately $65 million after deducting the underwriting discount and offering expenses. Prior to our IPO, we funded our operations primarily through a combination of private placements of equity securities and borrowings, which yielded an aggregate of $59.9 million of net proceeds from November 1995 through April 1999. Since December 1997, approximately $15.5 million and $19.0 million of this financing have been provided by IBM and IBM Credit Corp., respectively, in the form of a secured credit facility. In addition, we have received cash prepayments from IBM of approximately $10.5 million, which were recorded as deferred revenues from IBM on our balance sheet. We have paid interest to IBM on the amounts of prepayments that we received in advance of the scheduled prepayment period set forth in our license agreement with IBM. During the three months ended June 30, 1999, the final $53,000 of the cash prepayments provided by IBM were recognized as revenue. Therefore, NetObjects will be paid for all future licenses of our products by IBM or for services that we provide to IBM

         Our $19 million credit facility with IBM Credit Corp., initially obtained in December 1997, was repaid out of the proceeds of the initial public offering and this credit facility was terminated. Our $10.9 million Convertible Note and Warrant Purchase Agreement with IBM and Perseus was converted into 2,141,713 shares of common stock at the time of our IPO. A $2 million loan obtained in February 1999, a $1.4 million loan obtained in March 1999, and a $2 million loan obtained in April 1999 from IBM were repaid from the proceeds of the initial public offering as well.

         At June 30, 1999, NetObjects had cash and cash equivalents totaling $39 million, an increase of $38.5 million from September 30, 1998. The increase was attributable to the net proceeds of $65 million from the IPO, less approximately $25 million in short-term notes and credit facilities that were repaid to IBM.

         Net cash used in operating activities was $12.5 million and $20 million for the nine months ended June 30, 1998 and June 30, 1999, respectively. For the nine months ended June 30, 1999, cash used in operating activities was primarily attributable to a net loss of $22.7 million, a nonrecurring interest charge on convertible debt obtained from IBM and Perseus of $7.5 million, a $2.5 million increase in accounts receivable, a $1.2 million decrease in accounts payable and a $4.4 million decrease in deferred revenue. The decrease in deferred revenue was due primarily to the recognition of the last of our deferred revenues from license and service fee prepayments by IBM.

         Net cash used in investing activities was $500,000 and $1.4 million for the nine months ended June 30, 1998 and June 30, 1999, respectively. The increase was primarily attributable to expenditures for new leasehold improvements as the Company moved from smaller facilities to its current location.

         Net cash provided by financing activities was approximately $13 million and $60 million for the nine months ended June 30, 1998 and June 30, 1999, respectively. For the nine months ended June 30, 1998, $14 million in proceeds from short-term notes, principally from IBM and IBM Credit Corp, was offset by repayments of about $2 million in notes to IBM. For the nine months ended June 30, 1999, $12.9 million in proceeds of convertible debt from IBM and Perseus, $3.4 million in short-term notes from IBM, $5.3 million in proceeds from the issuance of preferred stock, and $65 million in net proceeds from our IPO which were offset by repayments of approximately $27 million in short-term notes, convertible debt, and credit facilities to IBM and IBM Credit Corp.

         We anticipate moderate growth in our operating expenses for the foreseeable future to execute our business plan, particularly in sales and marketing expenses and to a lesser extent research and development and general and administrative expenses. As a result, we expect our operating expenses, as well as planned capital expenditures, to continue to constitute a material use of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from the offering, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through September 30, 2000. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or obtain additional credit facilities. We currently have no plans to remedy our deficiency in cash generated from operations relative to anticipated expenditures.

Year 2000 Readiness

         Many  existing  software  programs  are coded to accept  only two digit entries in their date fields. As a result, these programs are unable to distinguish whether "00" means the year 1900 or the year 2000, which could result in system failures or miscalculations causing disruptions to operations. Although we believe that our products are Year 2000 ready, because NetObjects Fusion and NetObjects Authoring Server may interact with external databases for purposes of data storage, the ability of applications integrated with a web site built using NetObjects Fusion or NetObjects Authoring Server to comply with Year 2000 requirements is largely dependent on whether any databases underlying the application are Year 2000 ready. If NetObjects Fusion or NetObjects Authoring Server is connected to a database that is not Year 2000 ready, a web application created or developed for a web site built using NetObjects Fusion or NetObjects Authoring Server could work incorrectly and could result in unanticipated expenses to address problems or claims raised by customers that we cannot presently foresee. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as businesses expend significant resources to correct their current systems for Year 2000 readiness.

State of Readiness.  Our assessment plans consist of the following:

o    quality  assurance  testing of NetObjects  Fusion and NetObjects  Authoring
     Server;

o contacting third-party vendors of software that we have purchased for our internal financial systems, and other third-party service providers of telecommunications, internet services, utilities and other services and supplies;

o    contacting providers of material non-information technology systems;

o    assessment of repair or replacement requirements;

o    repair or replacement;

o    implementation; and

o    creation of contingency plans in the event of Year 2000 failures.

Costs. To date, we have not incurred significant costs in identifying or evaluating Year 2000 compliance issues. Most of our expenses have related to, and are expected to continue to relate to, the indirect operating costs associated with time spent by employees in the evaluation process and Year 2000 compliance matters generally. At this time, we do not possess the information necessary to estimate the potential costs of the replacement of third-party software or hardware that are determined not to be Year 2000 compliant. Although we do not anticipate that these expenses will be material, these expenses, if higher than anticipated, could harm our business and cause our revenues to decrease and our stock price to fall.

Risks. We are not currently aware of any significant Year 2000 compliance problems relating to our software for our product offerings or our information technology or non-information technology systems that would harm our business or results of operations, without taking into account our efforts to avoid or fix these problems. There can be no assurance that we will not discover Year 2000 compliance problems in our software for our product offerings that will require substantial revisions or replacements. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material information technology and non-information technology systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix our software for our product offerings or to fix or replace third-party software or hardware on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could harm our business, cause our revenues to decrease and our stock price to fall.

Contingency Plan. As discussed above, we are engaged in an ongoing Year 2000 assessment and have not developed any contingency plans.

Reasonably likely worst cast scenario. At this stage in our analysis, it is difficult to specifically identify the cause, and the magnitude, of the most reasonably likely worst case Year 2000 scenario. Such reasonably likely worst case scenario would include the failure of our products to operate properly, causing customers' systems and/or operations to fail or be disrupted. Our inability to correct a significant Year 2000 problem, if one develops, could result in an interruption in, or a failure of, certain of our normal business activities or operations. In addition, a significant Year 2000 problem concerning NetObjects Fusion and NetObjects Authoring Server could cause our customers to seek alternate providers of web site building software or services. Any material Year 2000 problem could require us to incur significant unanticipated expenses to remedy and could divert our management's time and attention, either of which could harm our business, cause our revenues to decrease and our stock price to fall.


ITEM 2A. RISK FACTORS

         NetObjects believes that its results of operations in any quarterly period may be impacted adversely by a number of factors, including those set forth below. Readers of this report should consider these and other ordinary business risk factors in evaluating the business, financial condition, results of operations and prospects of NetObjects.

We have a history of substantial losses and expect substantial losses in the future.

         We were incorporated in November 1995 and first recognized revenues in October 1996. As of June 30, 1999, we had an accumulated deficit of approximately $69.5 million, $57 million of which has been incurred since April 1997. We expect to sustain significant losses for the foreseeable future, which could harm our business and decrease the market price of our stock.

         To achieve and sustain profitability, we must, among other things, increase substantially our revenues from our two principal products, NetObjects Fusion and NetObjects Authoring Server, and grow our professional services business.


Our relationship with IBM has changed substantially over time. While IBM still maintains a majority ownership of NetObjects, it is under no obligations to continue any business relationships with us.

Although we have contracts with IBM to bundle our products with their offerings, we have no commitments for future revenues from IBM. Revenues from IBM have represented a substantial portion of our total revenues, representing approximately 34% and 37% of our total revenues for the nine months ended June 30, 1998 and 1999, respectively. Our agreement with IBM for services associated with IBM's WebSphere project ended on February 28, 1999 and represented approximately $2.4 million of the $6.1 million of total revenue from IBM for the first nine months of fiscal 1999. Lotus also currently markets, bundles and sells our products and has created foreign language, or "localized," versions of our software, for which IBM pays us reduced royalties on products that it sells outside the U.S. Lotus' obligation to create localized versions of our software expires on December 31, 1999. After that date, we may need to incur substantial additional expense to obtain localized versions of new products or product upgrades from Lotus or other vendors if necessary to satisfy the requirements of key customers like IBM, Lotus and Novell.

Our software license fees from IBM in the remaining quarter of fiscal year 1999 could decline, perhaps substantially, from the levels in the previous quarters of fiscal year 1999.

         We have a number of license and reseller agreements or arrangements with IBM, many of which are subject to the terms of our 10-year license agreement that expires in April 2007. We have no revenue commitments from IBM or Lotus. Although we expect to continue licensing our products to IBM and Lotus as OEM resellers, we believe that revenues from IBM will comprise a substantially lower percentage of our total revenues in the future than they have during the nine-month period ended June 30, 1998 and 1999.

We depend on IBM personnel on our board of directors to maintain and promote our relationship with IBM.

         Our ability to work effectively with IBM and to maintain our strategic relationship with IBM depends to a significant extent on the efforts of IBM's representatives on our board of directors and other senior management personnel in Lotus and other IBM software organizations. If they cease to be involved in our business, our ability to leverage our strategic relationship with IBM will be lessened.

We have business conflicts with IBM.

         IBM has chosen in the past and is free in the future to promote and bundle competitors' products over our products. Although we have been dependent on IBM, and IBM has provided substantial support to us, IBM makes independent business and product decisions that present conflicts with our business objectives.

IBM controls us and is free to sell its controlling interest in us.

         As of June 30, 1999 IBM owns approximately 51% of our common stock and holds warrants to purchase an additional 5%. As our majority stockholder, IBM will have the power to determine matters submitted to a vote of our stockholders without the consent of other stockholders, and will have the power to prevent or cause a change in control of us and could take other actions that might be favorable to IBM and potentially harmful to us.

IBM can act in ways that may be  disadvantageous  to us, such as competing  with
us,   investing   in  our   competitors   and  taking   advantage  of  corporate
opportunities.

         IBM is contractually or otherwise free to act in ways that may harm our
business.   Our  restated  certificate  of  incorporation   contains  provisions
expressly acknowledging that:

o IBM retains "freedom of action" to conduct its business and pursue other business opportunities, even in competition with us;

o IBM has no obligation to refrain from investing in our competitors, doing business with our customers or hiring away our key personnel;

o no director appointed by IBM is prohibited from taking actions or from voting on any action because of any actual or apparent conflict of interest between that director and us; and

o no action taken by our board of directors will be void or voidable, or give rise to liability for breach of fiduciary duty or otherwise, solely because a majority of the directors are affiliated with IBM, or because the action is, or is deemed to be by law, beneficial to IBM.

o These provisions materially limit the liability of IBM and its affiliates, including IBM's representatives on our board of directors and Lotus, from conduct and actions taken by IBM or its affiliates, even if the conduct or actions are beneficial to IBM and harmful to us.

Furthermore:

o when IBM becomes eligible to sell its stock subject to applicable securities laws, contractual arrangements with the underwriters and the terms of a registration rights agreement, if applicable, IBM will be able to transfer some or all of its stock, including to our competitors. Such a transfer could result in a transfer of IBM's controlling interest in us, which could cause our revenues to decrease and our stock price to fall; and

o IBM is under no obligation to inform us of any corporate opportunity and is free to avail itself of any opportunity or to transfer the opportunity to a third party.

         Any of IBM's rights could give rise to conflicts of interests, and we cannot be certain that any conflicts would be resolved in our favor. Any of the risks arising from our relationship with IBM could harm our business and cause our stock price to fall.


IBM could obtain and use our source code if we default on our obligations under license agreements with IBM.

         Although our license agreements with IBM contain restrictions on IBM's use and transfer of our software and intellectual property, these restrictions are subject to exceptions. Under a software license agreement with IBM, we have placed our key source code in escrow for IBM's benefit. In the event of our default under the contract, IBM will have access rights to this source code and will be free to use it to maintain our products and create derivative works for the benefit of IBM and its customers.

Our licensing arrangements with IBM are not exclusive and IBM is free to enter into similar arrangements with our competitors.

         All of our licensing arrangements with IBM are non-exclusive. IBM has the right to cease promoting and distributing our software at any time. IBM may license its name, logo and technology to, or invest in, other web site building companies, and it may more actively promote the services of our competitors. For example, IBM is currently selling HomePage Builder, an IBM-developed web page building software product, in Japan, and HomePage Creator, an IBM web-based service that allows users to build web pages online. We consider these to be competitive with our products.

We are a subsidiary of IBM and are subject to IBM policies and IBM contracts with third parties, which may cause us to incur additional expenses and subject us to obligations to third parties.

         As an IBM subsidiary, we are subject to IBM policies that may not apply to most small public companies, and we may incur additional expenses in complying with these policies. We also are subject to many IBM contracts with third parties. These contracts include patent cross-license agreements between IBM and other companies that provide us with immunity from suit for patent infringement claims by those companies as long as we remain an IBM subsidiary. Under those agreements, we have effectively granted those companies freedom from patent infringement claims that we might make against them. Contractual obligations to third parties that arise because we are an IBM subsidiary may have future adverse consequences that are currently unforeseeable. If we cease to be an IBM subsidiary, we may face material litigation risks associated with patent infringement claims that IBM's patent cross-licensees cannot currently assert against us. In addition, we may be unable to assert patent claims of our own against an IBM cross-licensee, which may remain free of liability for claims under the terms of the cross-license agreement even after we cease to be an IBM subsidiary.

We have many established competitors, including Microsoft, and may be unable to compete effectively against them.

         The market for web site building software and services for the Internet and corporate intranets is relatively new, constantly evolving and intensely competitive. We expect competition to intensify in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources, and we may be unable to compete effectively against them. Our principal competitors in web site building software include Microsoft Corporation, Adobe Systems Incorporated and Macromedia, Inc. Microsoft's FrontPage, a web site building software product, has a dominant market share. Microsoft has recently introduced FrontPage 2000, which is one of the products in at least one version of Microsoft's Office product suite that dominates the market for desktop business application software.

We may not be able to accurately forecast revenue and adjust spending.

         Because our business is evolving rapidly and we have a very limited operating history, we have little experience in forecasting our revenues. Our expense levels are based in part on our expectations of future revenues, and to a large extent those expenses are fixed, particularly in the short-term. We cannot be certain that our revenue expectations will be accurate or that we will be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Our quarterly operating results will probably fluctuate.

         We believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely upon them as an indication of our future performance. Going forward, our revenues from IBM, if any, are likely to become more variable. The promptness with which sales data, used for recognizing product royalties, are reported to us from third parties, including IBM, may cause quarterly results to be more volatile.

We allow product returns and provide price protection to some purchasers and resellers of our products and our allowances for product returns may be inadequate.

         We have stock-balancing programs for our software products that under specified circumstances allow for the return of software by resellers. These programs also provide for price protection for our software for some of our direct and indirect channel resellers that, under specified conditions, entitle the reseller to a credit if we reduce our price to similar channel resellers. There can be no assurance that actual returns or price protection will not exceed our estimates, and our estimation policy may cause significant quarterly fluctuations.

Most of our revenues have been derived from sales of a single product, and a decline in demand or the sale price of that product would harm our business and cause our stock price to fall.

         Most of our revenues from software license fees in fiscal year 1998 were derived from versions of one of our products, NetObjects Fusion, and we expect that this single product will continue to account for the substantial majority of our total revenues in the near-term. To remain competitive, software products typically require frequent updates that add new features. There can be no assurance that we will succeed in creating and selling updated or new versions of NetObjects Fusion. A decline in demand for, or in the average selling price of, NetObjects Fusion, whether as a result of new product introductions or price competition from competitors, technological change or otherwise, would hurt our business or cause our stock price to fall.

Our financial performance depends substantially on market acceptance and growth of NetObjects Authoring Server and professional and online services.

We increasingly depend on NetObjects Authoring Server to provide us with revenues, which will not materialize if NetObjects Authoring Server is not successful. We formally announced and shipped NetObjects Authoring Server in September 1998 as a successor to our original NetObjects TeamFusion product released in December 1997. We depend on increasing revenues from NetObjects Authoring Server, and we may not receive these revenues for the following reasons:

o the success of NetObjects Authoring Server will depend on the rapid emergence of a market for large-scale enterprise web site and intranet building products and services;

o information services departments of large enterprises may choose to create and maintain their web and intranet sites internally or may use third-party professional developers to create and maintain their sites;

o NetObjects Authoring Server may not meet customer performance needs or be free of significant software defects or bugs;

o NetObjects Authoring Server will have a longer sales cycle than NetObjects Fusion due to higher pricing and different marketing and distribution characteristics;

o there are no product bundles of NetObjects Authoring Server with IBM or Lotus; and

o we may not be able to recruit and retain the additional sales personnel needed to effectively market NetObjects Authoring Server.

         We depend heavily on bundling arrangements with third parties to sell our products.

         We currently do not have any arrangements for bundling NetObjects Authoring Server. If NetObjects Authoring Server does not meet customer needs or expectations, for whatever reason, upgrades or enhancements could be costly, time-consuming or ultimately unsuccessful.

Our recently launched professional services business, through which we provide training and other support for our products, may not generate sufficient revenues.

         In October 1998, we formed a new professional services organization to assist our customers with training, consulting and implementation. We cannot be certain that our professional services business will generate significant revenues or achieve profitability. We believe that software license fees growth will depend on our ability to provide our customers with these services and to educate third-party resellers about how to use our products. We currently outsource much of our customers' services needs, but we plan to increase the number of our services personnel to meet the needs of our customers. Competition for qualified services personnel is intense, and we cannot be certain that we can attract or retain a sufficient number of highly qualified services personnel to meet our business needs.

Possible market rejection of our online services could impede market acceptance of our products.

         Since inception, we have invested, and we continue to invest, resources to create and enhance our online services, which we believe support and add to market acceptance of our products. The failure of the market to accept our online services could cause our stock price to fall.

We may not be able to expand our distribution channels or sales force.

         We need to maintain our third-party distribution channel because our direct sales to third parties would be insufficient to support our operating base. While we derive some of our revenues from selling our products directly to third parties, most of our revenues are derived from the sale of our products through third-party distributors and resellers. There can be no assurance that third parties will be willing or able to carry our products in the future. If third parties were to reduce or cease carrying our products, our direct sales to third parties would be insufficient to support our operating expense base.

We need to maintain and establish new bundling arrangements because we may be less successful at selling our products on a stand-alone basis.

         We believe that products that are not sold in a "suite" containing software products or components that perform different functions are less likely to be commercially successful. For example, NetObjects Fusion 4.0 includes software products or components from different vendors such as Allaire Corporation, IBM, iCat, Lotus and NetStudio. IBM also bundles our products with some of its software products, such as the bundling of NetObjects Fusion with WebSphere Studio and NetObjects Fusion with Lotus Designer Studio. NetObjects Fusion is also bundled with Novell's NetWare for Small Business. We cannot be assured of maintaining or obtaining suitable product or component bundling arrangements with third parties. Failure to maintain and expand our distribution channels or conclude suitable software product bundling arrangements could hurt our business, cause our revenues to decrease and our stock price to fall.

Our products may contain defects that could subject us to liability in excess of insurance limitations.

         Our software products are complex and may contain undetected errors or result in system failures. Despite extensive testing, errors could occur in any of our current or future product offerings after commencement of commercial shipments. Any errors could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, injury to our reputation or damage to our efforts to build brand awareness. We cannot be certain that the contractual limitations of liability will be enforceable, or that our insurance coverage will continue to be available on reasonable terms or will be available in amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could cause our revenues to decrease and our stock price to fall.

If we fail to respond adequately to rapid technological changes, our existing products and services will become obsolete or unmarketable.

         The market for our products is marked by rapid technological change, which leads to frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. New web site building products and services based on new technologies or new industry standards could render our existing products obsolete and unmarketable. We believe that to succeed, we must enhance our current products and develop new products on a timely basis to keep pace with technological developments and to satisfy the increasingly sophisticated requirements of our customers.

Our product and software development efforts are inherently difficult to manage and keep on schedule, so development delays may increase our costs.

         On occasion, we have experienced development delays and related cost overruns, which to date have not materially affected our business, and we cannot be certain that we will not encounter these problems in the future. Any delays in developing and releasing enhanced or new products could cause our revenues to decrease. In addition, we cannot be certain that we will successfully develop and market new products or product enhancements that respond to technological change, evolving industry standards or customer requirements, or that any product innovations will achieve the market penetration or price stability necessary for profitability.

The loss of our key personnel, or failure to hire additional personnel, could harm our business because we would lose experienced personnel and new skilled personnel are in short supply and command high salaries.

         We depend on the continued service of our key personnel, and we expect that we will need to hire additional personnel in all areas. The competition for personnel throughout our industry is intense, particularly in the San Francisco Bay Area, where our headquarters are located. We have experienced difficulties in attracting new personnel, and all of our personnel, including our management, may terminate their employment at any time for any reason. Currently, we are dependent upon the services of Samir Arora, our President, Chief Executive Officer, Chairman of the Board and one of our founders. The loss of Mr. Arora's services would materially impede the operation and growth of our business at this time. We do not maintain key person life insurance for any of our personnel. Furthermore, our failure to attract new personnel or retain and motivate our current personnel could hurt our business.

A third party could be prevented from acquiring your shares of stock at a premium to the market price because of our anti-takeover provisions.

         IBM owns approximately 51% of our outstanding stock, which includes common stock obtained when IBM's preferred shares were converted at the IPO. That ownership interest and provisions of our restated certificate of incorporation, bylaws, a voting agreement between us and IBM and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price.

If we fail to adequately protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages.

         Trademarks and other proprietary rights are important to our success and our competitive position. We seek to protect our trademarks and other proprietary rights, but our actions may be inadequate to prevent misappropriation or infringement of our technology, trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. Although we have obtained federal registration of the trademark NetObjects Fusion, we know that other businesses use the word "Fusion" in their marks alone or in combination with other words. We do not believe that we will be able to prevent others from using the word "Fusion" for competing goods and services. For example, Allaire markets its application development and server software for web development, including applications for e-commerce, under the federally registered trademark "ColdFusion." Under an agreement with Allaire Corporation, we have agreed that neither company will identify its products and services with the single word "Fusion," unless otherwise agreed as in the case of our co-bundled product "Fusion2Fusion." Business customers may confuse our products and services with similarly named brands, which could dilute our brand names or limit our ability to build market share. To license many of our products, we rely in part on "shrinkwrap" and "clickwrap" licenses that are not signed by the end user and, therefore may be unenforceable under the laws of certain jurisdictions. In addition, we may license content from third parties. We could become subject to infringement actions based upon these third-party licenses, and we could be required to obtain licenses from other third parties to continue offering our products.

         We cannot be certain that we will be able to avoid significant expenditures to protect our intellectual property rights, to defend against third-party infringement or other claims or to license content from third parties alleging that our products infringe their intellectual property rights. Incurring significant expenditures to protect our intellectual property rights or to defend against claims or to license content could decrease our revenues and cause our stock price to fall.

Our international operations are new and may not be successful.

         International sales represented approximately 17% and 20% of our total revenues in the nine months ending June 30, 1998 and 1999, respectively. We intend to expand the scope of our international operations and currently have a subsidiary in the United Kingdom. Our continued growth and profitability will require continued expansion of our international operations, particularly in
Europe, and in Japan, where Mitsubishi Corporation acts as our master distributor and Lotus is a reseller of NetObjects Fusion.

         Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business, including the following:

o    difficulties in staffing and managing international operations;

o    lower gross margins than in the United States;

o    slower adoption of the Internet;

o    longer payment cycles;

o    fluctuations in currency exchange rates;

o seasonal reductions in business activity during the summer months in Europe and other parts of the world;

o    recessionary environments in foreign economies; and

o increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

         Furthermore, the laws of foreign countries may provide little or no protection of our intellectual property rights.

We may be unable to manage our rapid growth.

         We have expanded our operations rapidly since inception, and we intend to continue to expand them in the foreseeable future. This rapid growth places a significant demand on our managerial and operational resources. To manage growth effectively, we must:

o implement and improve our operational systems, procedures and controls on a timely basis;

o expand, train and manage our workforce and, in particular, our sales and marketing and support organizations in light of our recent decision to offer online and professional services;

o implement and manage new distribution channels to penetrate different and broader markets, including the market for intranet software products; and

o manage an increasing number of complex relationships with customers, co-marketers and other third parties.

         We cannot be certain that our systems, procedures or controls will be adequate to support our current or future operations or that our management will be able to manage the expansion and still achieve the rapid execution necessary to exploit fully the market for our products and services. Failure to manage our growth effectively could harm our business.

If Internet and intranet usage does not continue to grow, we will not be successful.

         Sales of our products and services depend in large part on the emergence of the Internet as a viable commercial marketplace with a strong and reliable infrastructure and on the growth of corporate intranets. Critical issues concerning use of the Internet and intranets, including security, reliability, cost, ease of use and quality of service, remain unresolved and may inhibit the growth of, and the degree to which business is conducted over, the Internet and intranets. Failure of the Internet and intranets to develop into viable commercial mediums would harm our business and cause our revenues to decrease and our stock price to fall.

Year 2000 problems may disrupt our internal operations.

         We have made a preliminary assessment of our Year 2000 readiness. We are also in the process of contacting our third-party vendors, licensors and providers of software, hardware and services regarding their Year 2000 readiness. Following this testing and after contacting these vendors and licensors, we will be better able to make a complete evaluation of our Year 2000 readiness to determine what costs will be necessary to be Year 2000 ready, and to determine whether contingency plans need to be developed. Our inability to correct a significant Year 2000 problem, if one exists, could result in an interruption in, or a failure of, certain of our normal business activities and operations. Furthermore, because NetObjects Fusion and NetObjects Authoring Server may interact with external databases for purposes of data storage, the ability of applications integrated with a web site built using NetObjects Fusion or NetObjects Authoring Server to comply with Year 2000 requirements is largely dependent on whether the databases underlying the application are Year 2000 ready. If NetObjects Fusion or NetObjects Authoring Server is connected to a database that is not Year 2000 ready, a web application created or developed for a web site using NetObjects Fusion or NetObjects Authoring Server could work incorrectly and could result in unanticipated expenses to address problems or claims raised by customers that we cannot presently foresee. Any significant Year 2000 problem in our internal systems or in our products could require us to incur significant unanticipated expenses to remedy these problems and could divert management's time and attention, either of which could harm our business or increase our losses, and cause our stock price to fall.

Due to our small size, limited operations and the difficulty of hiring personnel
in  our  industry,   any  future   acquisitions  could  strain  our  managerial,
operational and financial resources.

         In the future we may make acquisitions of, or large investments in, businesses that offer products, services and technologies that we believe would help us better provide e-business web site and intranet site building software and services to businesses. Although historically we have not made acquisitions of, or investments in, other companies, this may become an important part of our strategy. Any future acquisitions or investments would present risks such as difficulty in combining the technology, operations or workforce of the acquired business with our own, disruption of our ongoing businesses and difficulty in realizing the anticipated financial or strategic benefits of the transaction.

         To make these acquisitions or large investments we might use cash, common stock or a combination of cash and common stock. If we use common stock, these acquisitions could further dilute existing stockholders. Amortization of goodwill or other intangible assets resulting from acquisitions could materially impair our operating results and financial condition. Furthermore, there can be no assurance that we would be able to obtain acquisition financing, or that any acquisition, if consummated, would be smoothly integrated into our business. If we make acquisitions or large investments and are unable to surmount these risks, our business could be harmed, our revenues could decrease and our stock price could fall.

We may become subject to burdensome government regulation and legal uncertainties in areas including network security, encryption and privacy, among others, because we conduct electronic commerce and provide information and services over the Internet.

         We are not currently subject to direct regulation by any governmental agency, other than laws and regulations generally applicable to businesses, although specific U.S. export controls and import controls of other countries, including controls on the use of encryption technologies, may apply to our products. Due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted in the United States and abroad with particular applicability to the Internet. It is possible that governments will enact legislation that may apply to us in areas such as network security, encryption, the use of key escrow, data and privacy protection, electronic authentication or "digital" signatures, illegal and harmful content, access charges and retransmission activities. Moreover, the applicability to the Internet of existing laws governing issues such as property ownership, content, taxation, defamation and personal privacy is uncertain. Any new legislation or regulation or governmental enforcement of existing regulations may limit the growth of the Internet, increase our cost of doing business or increase our legal exposure, any of which could cause our revenues to decrease and our stock price to fall.

A governmental body could impose sales and other taxes on the sale of our products, license of our technology or provision of services, which would harm our financial condition.

         We currently do not collect sales or similar taxes with respect to the sale of products, license of technology or provision of services in states and countries other than states in which we have offices. In October 1998, the Internet Tax Freedom Act, or ITFA, was signed into law. Among other things, the ITFA imposes a three-year moratorium on discriminatory taxes on e-commerce. Nonetheless, foreign countries, or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in online commerce within their jurisdictions. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the sale of products, license of technology or provision of services or remit payment of sales or other taxes for prior periods, could hurt our business.

Our stock price might have wide fluctuations, and Internet-related stocks have been particularly volatile.

         The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations. Recently, the stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, could adversely affect the market price of our common stock.

         Currently, more than 20 million shares of our common stock, including shares of common stock that might be acquired upon exercise of outstanding options and warrrants, remain subject to the terms of a lock-up agreement with Deutsche Banc Alex. Brown as the underwriter's lead representative in our IPO. That agreement expires on November 4, 1999, at which time most of such shares will be eligible for resale in the public market, subject in some cases to volume and other limitations under applicable securities laws. Deutsche Banc Alex. Brown could agree to release some or all such shares from the lock-up agreement in advance of the expiration date. If our stockholders sell substantial amounts of our stock, the market price of our stock could fall.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cash and Cash Equivalents

         The Company's exposure to market risks for changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. The Company places its investments with high quality credit issuers and, by policy, limits the amount of the credit exposure to any one issuer.

         The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities greater than three months are considered to be short-term investments.

         As of June 30, 1999, all of the Company's invested funds had maturities of three months or less, and were invested predominately in money market funds.

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         There are no pending legal proceedings to which NetObjects is a party or to which any of its property is subject.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         The effective date of the Company's first registration statement, filed on Form S-1 under the Securities Act of 1933 (File No. 333-71893) relating to Company's initial public offering of its common stock, was May 7, 1999. A total of 6,000,000 shares of the Company's common stock were sold to an underwriting syndicate. The managing underwriters were BT Alex Brown, BancBoston Robertson Stephens and US Bancorp Piper Jaffray. The offering commenced and was completed on May 7, 1999, at an initial public offering price of $12.00 per share. The initial public offering resulted in gross proceeds of $72.0 million, $5.0 million of which was applied to the underwriting discount and approximately $2.0 million of which was applied to related expenses. As a result, proceeds to the Company after offering expenses were approximately $65 million.

         NetObjects is furnishing the following information with respect to the use of proceeds from its initial public offering of common stock, $0.01 par value per share, in May 1999:



                                                                     -----------
Gross proceeds from NetObjects IPO:                                  $72,000,000
                                                                     -----------

Offering expenses:
             Underwriting fees                                         5,040,000
             Other offering expenses                                   2,036,080
                                                                     -----------
          Total offering expenses:                                     7,076,080
                                                                     -----------

Repayment of notes to IBM:
     Notes payable-IBM Credit Corp.                                   19,000,000
     Interest                                                            142,869
     Notes payable - IBM Corp.                                         5,421,000
     Interest                                                            247,461
                                                                     -----------
          Total payments to IBM                                       24,811,330
                                                                     -----------

Net proceeds from NetObjects IPO:                                    $40,112,590
                                                                     ===========


              Following the completion of our IPO, all series of NetObjects issued and outstanding preferred stock, $0.00000001 par value, were converted into 14,056,093 shares of our common stock, $0.01 par value.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

              None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the period covered by this report.


ITEM 5. OTHER INFORMATION

         On May 28, 1999 we filed a registration statement on Form S-8 with the Securities and Exchange Commission to register the sale of 2,653,829 shares of common stock subject to outstanding options, under our Amended and Restated 1997 Stock Option Plan and 1997 Special Stock Option Plan, the sale of 2,208,271 shares of common stock reserved for issuance upon grant of options available for future grant but not currently outstanding under the 1997 Amended and Restated Stock Option Plan, and to register 300,000 shares of common stock for issuance under our 1999 Employee Stock Purchase Plan.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.

              27.1 Financial Data Schedule (electronic version only).


              (b) Reports on Forms 8-K.

              No reports on Form 8-K were filed during the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  NETOBJECTS, INC.
                                                    (Registrant)





Date:  August 10, 1999
                                                  /s/ Russell F. Surmanek
                                                  ------------------------------
                                                  Russell F. Surmanek
                                                  Executive Vice President,
                                                  Finance and Operations
                                                     And Chief Financial Officer
                                                    (Principal Financial and
                                                     Accounting Officer)

                                INDEX TO EXHIBITS


                                                                  Sequentially
                                                                    Numbered
Exhibit                    Description                                Page
-------                    -----------                                ----
27.1                  Financial Data Schedule