Form 10-K
period 1999-09-30
NETOBJECTS INC
filed 1999-12-20
CIK 1009386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------


                                    Form 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 1999

                         Commission File Number: 0-25427

                                ----------------

                                NETOBJECTS, INC.
             (Exact name of Registrant as specified in its charter)



                   Delaware                                 94-3233791

        State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                 Identification No.)


301 Galveston Drive, Redwood City, California                 94063

  (Address of Principal Executive Offices)                  (Zip Code)


                                 (650) 482-3200

              (Registrant's Telephone Number, Including Area Code)

                                      None
           Securities registered pursuant to Section 12(b) of the Act

                          Common Stock, par value $0.01
           Securities registered pursuant to Section 12(g) of the Act

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                        -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

As of September 30, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported on the Nasdaq National Market, was approximately $45.7 million Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of November 30, 1999, Registrant had outstanding 26,979,369 shares of Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its Annual meeting of Stockholders.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                            TABLE OF CONTENTS

                                                  Part I
                                                                                                       Page
                                                                                                       ----
Item 1.  Business....................................................................................   1

Item 2.  Properties..................................................................................  17

Item 3.  Legal Proceedings...........................................................................  17

Item 4.  Submission of Matters to a Vote of Security Holders.........................................  17

                                                 Part II

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters........................  17

Item 6.  Selected Financial Data.....................................................................  19

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......  20

Item 7A. Qualitative and Quantitative Disclosures about Market Risk..................................  26

Item 8.  Financial Statements and Supplementary Data.................................................  26

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........  26

                                                 Part III

Item 10. Directors and Executive Officers of Registrant..............................................  27

Item 11. Executive Compensation......................................................................  27

Item 12. Security Ownership of Certain Beneficial Owners and Management..............................  27

Item 13. Certain Relationships and Related Transactions..............................................  27


                                                 Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................  28

         Signatures..................................................................................  30


This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements about the market opportunity for website building software and services, our strategy, competition and expected expense levels, and the adequacy of our available cash resources. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

Item 1. Business



Our Company

         We are a leading provider of software, solutions and services that enable small businesses to build, deploy, and maintain websites online, and conduct online, or e-business and enable large enterprises to effectively create and manage corporate intranets. Our e-business solutions address the growing challenges faced by businesses in capturing the explosive growth of the Internet as an online business medium to publish content, run web applications, and manage their e-business operations.

         In 1996, we pioneered the website building product category with the introduction of our award-winning flagship product, NetObjects Fusion. NetObjects Fusion is an easy-to-use desktop software application for building small business websites with an intuitive, visual interface that helps automate and integrate many site-building functions. Since 1996, we have continued to enhance and expand NetObjects Fusion, incorporating a wide range of support for web browsers, database software and web servers. In September 1998, we introduced NetObjects Authoring Server Suite 3.0, a client-server application for the corporate intranet market. In addition, to complement our enterprise solutions, we began offering professional services to our business customers to better serve their website planning, building and maintenance needs.

         We have also built popular online resources, including NetObjects.com, and eFuse.com, that target communities of business users and provide sources of information, product, and services for building websites.

         In October 1999, we acquired Sitematic Corporation, an Application Service Provider (ASP), that offered on-line website building capabilities for small businesses. In December 1999, we combined our online resources and launched GoBizGo.com, a web application services site where small businesses can find the solutions and services needed to build a successful web presence.

         As part of our strategy to provide complete e-business solutions, we have formed technology relationships with other Internet companies. We have worked with many of these companies to extend their products to integrate with NetObjects Fusion and NetObjects Authoring Server, such as Allaire ColdFusion, iCat Commerce Online, Lotus Domino, Beatnik audio software, IBM HotMedia, and IBM WebSphere, and we have built extensions for the Microsoft ASP Site Server. These extensions provide us with broader platform connectivity and interoperability. We offer online solutions with key online service providers, including website hoster's such as Concentric Network, One and One, Verio, and Strato AG, and banner exchange providers such as SmartAge and BeFree. We also have product bundling agreements with leading software companies, such as IBM, Lotus Development Corporation, and Novell, Inc. that help us to create greater brand recognition and awareness. Further, we have entered into a joint agreement with Sun Microsystems to offer the Netobjects Authoring Server on the Sun Solaris platform.

         We have established a premier Internet brand and estimate that over 1.5 million copies of NetObjects Fusion have been licensed to date. Traffic to our websites has grown steadily, and currently averages over 100,000 visitors per month. New visitors provided approximately half of the traffic to our website in 1999. We think the increasing number of visitors to our websites reflects the broad distribution of our products and the growing strength of our brand.

         On May 7, 1999, we completed an initial public offering of our common stock, raising about $65.0 million, after underwriters' fees and other expenses, through the sale of six million shares of common stock. On October 4, 1999, we acquired all the outstanding stock of Sitematic Corporation for approximately two million shares of NetObjects common stock and $1.5 million in cash. Following the acquisition of Sitematic, we reorganized our business into two divisions: The Small Business and Online division, which offers small firms website solutions and online application services; and the Enterprise division, which offers corporate intranet solutions and services for large enterprises.

Industry Overview

         Growth of the Web

         In fewer than five years, the World Wide Web (WWW) has emerged as a universal, rapidly growing online business medium enabling millions of users worldwide to share information, conduct e-commerce, and access business applications. According to International Data Corp. (IDC), by the end of 2002, the number of web users worldwide will grow to an estimated 399 million and worldwide Internet commerce will grow to an estimated $733 billion. The explosive growth of the web as an online business medium has been fueled by a number of factors, including an increased awareness by businesses of the revenue, cost and performance benefits from using the web to conduct business, and the large and growing number of web users.

         In addition, we believe the growth will accelerate as an increasing number of web users attract more businesses to build or enhance their online websites, which in turn attracts more users. IDC reports that the number of web site addresses, or URL's, will grow to 3.2 billion in 2000.

         As developing or enhancing a web presence and building an e-business becomes increasingly important to businesses, business websites are becoming more complex. As the web's importance has grown, businesses have applied advances in Internet technology to convert business websites from static "billboards" to sophisticated e-business websites where businesses can interact and transact with customers, employees, suppliers, and distributors. E-business sites may contain hundreds of pages, embed audio and video content and provide access to data, or "e-publishing", provide online commerce, or "e-commerce" capabilities, and run web applications, or "e-applications" such as interactive forms. E-business websites are rapidly becoming a strategic necessity for many companies as they discover how conducting business online can enhance revenues, reduce costs, and improve performance.

         Growth of Corporate Intranets

         The growth of the web as a global communications medium is also driving large-scale corporate enterprises to enhance communication, collaboration, and productivity by building corporate intranets consisting of numerous internal web sites. These intranets bring together corporate information and applications that help facilitate communication and information sharing within an organization. Intranets can also streamline business processes such as customer service, sales and marketing, and human resources, thereby reducing costs or improving performance through automation or self-service. According to a recent report, Zona Research estimates that two-thirds of intranet sites are being developed through team-based web site building, and corporate intranets represent the greatest business opportunity for providers of Internet and intranet-related software technologies and products.

         The Business WebSite Opportunity

         Although it has become relatively easy to access the web, it can be difficult and expensive to build an effective web presence. The challenges of building a successful Internet or intranet website require solutions that address planning, design, building and deployment, as well as website promotion and maintenance after the website is placed online. Companies are often also faced with a difficult "make or buy" decision, either to build a website by using in-house resources or third-party service providers, or to develop a web site with available "off-the-shelf" applications. Key factors influencing their choice of solutions include ease and flexibility for building, reduced time and cost for construction, and greater flexibility at a lower cost for maintaining and enhancing their website presence. In addition, the web utilizes multiple standards and platforms, including different web browsers, databases and web servers, which increase the complexity of building a site that operates in multiple environments.

         The first generation of website building products was technically difficult to use and generally required the programming expertise of a limited number of highly skilled users such as HTML programmers or highly skilled designers. Although third-party service providers and in-house programmers can provide technical coding, these resources can be expensive and may not provide the flexibility required to develop and maintain dynamic, evolving websites. In addition, third-party and in-house solutions often have excluded key business users from the website building and maintenance process, rather than enabling a truly collaborative site building development process that includes content contributions from users. The second generation of products and online services that facilitated website building targeted consumers with personal "home page" building tools and casual desktop users with the ability to publish simple, static information and did not target the business user.

         Our opportunity to provide website solutions in todays environment lie in multiple areas. We believe that the majority of small businesses have not yet strategically embraced the Internet. Those that have a web presence often need to enhance their websites with new functionality such as e-commerce or marketing applications, or otherwise improve their website features and promotion. Businesses with more sophisticated website requirements, but without access to programmers, require an easy-to-use, capability-rich, and open solution. In-house programmers or third-party service providers can address technical design and programming requirements, but often at a much higher cost than a packaged application and with less flexibility in building and maintaining their websites. In addition, large enterprises have a variety of departments and need solutions that allow effective collaboration in developing, deploying, and maintaining their intranet websites.

The NetObjects Solution

         Small businesses require easy-to-use integrated solutions that enable them to build or enhance their websites quickly and efficiently, add key functions such as e-commerce or web applications, and work with a variety of industry standards and platforms. Our award-winning application, NetObjects Fusion, now shipping as version 5.0, addresses these needs. NetObjects Fusion has an intuitive, visual interface that integrates and helps automate many site creation functions, including site layout and design, page building, and content management. In addition, NetObjects Fusion 5.0 includes a feature to easily link the newly created website to a web hosting service.

         For small businesses that wish to start with a simple e-commerce presence, GoBizGo.com offers online site building capabilities using templates, web hosting, and other application services needed to make these firms fully e-commerce enabled. GoBizGo.com also provides information for building, maintaining, and promoting websites, and an online site development community for small businesses.

         Large-scale corporate enterprises and departments require an integrated solution that enables them to manage the entire web production process. They also need products that integrate with disparate corporate systems and platforms in order to leverage existing legacy systems, databases, and content. In addition, teams that develop corporate web applications have requirements distinctly different from those of individuals who develop external websites. They need a solution that supports creativity and collaboration, while allowing an administrator to assert control over the site-building process. Our Enterprise division provides an award-winning software package, NetObjects Authoring Server Suite, for corporations that are developing enterprise web applications as well as the services necessary to manage a seamless implementation of this software. In addition, we offer software components that provide integration with products from other technology companies, including Allaire Corporation, IBM, Lotus, and Microsoft Corporation that provide additional web applications, database publishing, and e-commerce capabilities for the NetObjects Authoring Server Suite.

         To facilitate the implementation of NetObjects Authoring Server Suite, we provide our customers with the training and consulting services that large enterprises typically need to design, build, deploy, maintain their websites, and integrate their websites with existing corporate applications. We provide these services through our own professional services organization and through relationships with third-party service providers.


NetObjects Strategy

         Our strategy is to establish ourselves as a complete e-business solutions provider for small businesses and a leading developer of corporate intranets for large enterprises, by leveraging our position as a leading provider and brand for website building software. As more companies seek solutions for capturing the explosive growth of the web as an online business medium, we believe our e-business software and services provide an ideal starting point. NetObjects Fusion, NetObjects Authoring Server Suite, and GoBizGo.com online position us to aggregate broader solutions, including third party hosting, software and components, site content, e-commerce using third-party transactional software, and other web applications and services. Key elements of our strategy include:

         Brand Recognition and Broad Customer Base. As a pioneer of the website building product category, and as the recipient of many industry awards, we believe that we have established a premier Internet brand in the market for website building products and services. We estimate that over 1.5 million copies of NetObjects Fusion have been licensed to date. Our customer base and the active online communities of builders who use our products help sustain and promote our brand by participating in our website forums and bulletin boards and by providing feedback on pre-release versions of our software. Over 60,000 links exist from other websites to NetObjects.com, including the websites of complementary products and services providers. Our strong brand recognition and growing customer base are significant assets for attracting new customers, as well as for enhancing our ability to develop relationships with other leading software and service solution providers.

         Strategic   Relationships.   We  will   continue   to  form   strategic
relationships that enhance our product and service offerings and help expand our market presence. Our current strategic relationships include:

     o product bundling and distribution arrangements with companies such as Allaire, IBM, Lotus and Novell to combine NetObjects Fusion with popular business software;

     o arrangements with companies such as Deluxe Business Forms, ThemeWare Corporation, US West Communications Services, Inc, OfficeMax, Inc, Sir Speedy International, and Tickets.com, Inc to distribute GoBizgo.com services to their small business customers;

     o technology relationships to integrate our products with web application servers from Allaire, Lotus, IBM, Microsoft, PeopleSoft, and Sun Microsystems, and e-commerce software from Breakthrough Software, PDG Software, iCat, and to create components in Java that provide our products with additional functions for building web applications and conducting e-commerce; and

     o online solutions that combine our products with online service providers such as Concentric Network, T-Online, Verio and Zip2 by offering our products as part of their online services, for hosting and promoting e-business sites, which enhance our products and solutions, as well as complement our sales, marketing, and distribution reach.

         These relationships greatly enhance our brand recognition and provide a short-term source of revenues. Our strategic relationship with IBM has provided us with other sales and marketing benefits, including access to IBM and Lotus sales and distribution channels, co-marketing and co-promotion benefits, and credibility in the marketplace.

         Technological Leadership and Open Architecture. NetObjects Fusion and NetObjects Authoring Server are based on proprietary technology that provides an intuitive, visual building environment that allows for significant productivity gains compared to web page coding products that require manual programming of each page. Our products are Windows-based and allow users to automatically generate HTML code by using words and graphics without programming. In addition, NetObjects Authoring Server offers a collaborative website building environment for teams of builders while providing centralized control over the site building effort. We have an open architecture that:

     o   supports all major Internet protocols;

     o is publishable on major web browsers, such as Netscape Navigator and Microsoft Internet Explorer; and

     o allows other website solutions providers to integrate their products with our products using components implemented in the Java language.

         By maintaining these advantages, we believe our products will continue to be recognized as open platforms for easy integration with their other OEM products and services.

         Platforms of Choice for e-Business Solutions Aggregation. As businesses face the increasingly complex and numerous challenges of establishing a successful e-business presence, we believe they will seek aggregated solutions to address their needs, from building and hosting their websites to maintaining and promoting them. We believe that other website solutions providers have compelling incentives to use NetObjects Fusion, NetObjects Authoring Server and GoBizGo.com as platforms for aggregating their e-business solutions. Other solutions providers can benefit from our strong brand to reach a growing business customer base through our products, services and websites. In turn, we can offer more complete solutions by leveraging our strategic relationships to include e-commerce services, database access, banner exchange, content, web applications and other online services from other website solutions providers.


Products and Services

         We provide solutions for two broad categories of customers: NetObjects Fusion and GoBizGo.com services for small businesses; and NetObjects Authoring Server and professional services for the large enterprise intranet market.

Small Business and Online Services

         NetObjects Fusion is an easy-to-use desktop application designed specifically for small businesses. NetObjects Fusion offers a range of publishing and e-commerce capabilities to simplify website building and enhance the productivity of both novice and experienced website builders. NetObjects Fusion is available in nine languages in addition to English, including German, French, Spanish, Chinese, and Japanese. The multi-language versions of NetObjects Fusion, developed through our relationship with IBM, gives us an opportunity to enter international markets for website building software, which have seen limited development to date.

NetObjects Fusion 5.0 provides six views that facilitate the process of site building:

     o Online view provides a wide variety of online e-services and content that has direct and immediate value to building a successful website. The integrated browser enables the user to add new service to their website all from within the NetObjects Fusion application.

     o Site view lets the author visually plan and organize the pages on the website. NetObjects Fusion automatically creates and maintains the navigation buttons and links based on how the author lays out the website.

     o Page view lets the author create pages visually. A wide range of content can be incorporated on the page, including text, graphics, video, audio, applets, and other components.

     o Styles view lets the author create a consistent, attractive visual style for the site. Over 150 site styles are available, and authors can customize or create their own styles.

     o Assets view serves as a content manager to make it easy to find and replace assets throughout the site.

     o Publish view lets the author publish all or portions of the site as standard HTML pages to the server of choice.

         GoBizGo.com, offers small businesses the website services they need to become e-business participants. These services include website building software, e-mail list management for communicating to customers, domain name and search engine registration, auction export, content, and advice to implement an e-business plan, and web hosting services.

         Enterprise and Professional Services

         The currrent family of NetObjects Authoring Server Suite products, consist of the NetObjects Authoring Server Suite 2000, NetObjects Authoring Server Connectors and NetObjects Authoring Server for IBM WebSphere. NetObjects Authoring Server currently runs only on Windows NT, but supports a variety of web browsers, databases, and web servers. The Authoring Server Suite consists of four modules:

         Authoring Server. Authoring Server is the "server"-side control center of NetObjects Authoring Server and contains an internal database which stores the information about assets, site pages, site structure, link information and user profiles for multiple websites. It also controls the number of concurrent users that can access the system. Authoring Server works in conjunction with any web server.

         Authoring Server Administrator. Authoring Server Administrator is used to create sites and enable the formation of teams, assign team members with editing and publishing privileges and monitor workflow. The product is designed to provide control of the website building process, without imposing a specific workflow on team members.

         TeamFusion   Client.   TeamFusion  Client  provides  the  "client"-side
software of the client-server application and includes all of NetObjects Fusion's features.

         Content Contributor Client. Content Contributor Client enables any business user to submit content directly into templates created on completed websites or websites under construction, regardless of their web authoring skills, and without compromising the website's integrity. Users can add, modify and delete text easily and without considering website design. NetObjects Authoring Server automatically formats the content contributed as a web page when the website is published.

         In addition, we offer NetObjects Authoring Server Connector for Microsoft FrontPage, which enables Microsoft FrontPage and FrontPage 2000 users to collaborate with team members using NetObjects Authoring Server. NetObjects Authoring Server Connector for Business Documents allows Microsoft Office 2000, Lotus SmartSuite, and Corel WordPerfect users to convert office productivity documents to web-ready format (HTML), and integrates these pages within a collaborative authoring environment for publishing to a website.

         NetObjects' Authoring Server's built-in workflow, publishing and site management capabilities provide a comprehensive end-to-end web development and management solution that can significantly streamline and enhance internal communications. The new review/approval workflow publishing system of NetObjects Authoring Server 2000 creates an efficient and enforceable process between content contributors and content publishers that facilitates collaboration among members with different roles and skill sets. Other new features include: instant messaging, automated task scheduling, versioning, change control, site histories, cross-site linking, cross-site shared assets, and mirror publishing. These features provide increased control, security, ease-of-use, and performance.

         We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation, which, in turn, is essential to customer satisfaction and license sales growth. We provide consulting and implementation services to our customers deploying the NetObjects Authoring Server Suite. We provide these services through our own professional services organization and, through relationships with third-party service providers. We also offer support and training services to our customers, including telephone and online support. Internationally, with our technical assistance, our distributors provide telephone support to their customers.

Customers

         We market and sell our products to a wide range of customers located in the U.S. and in over 30 other countries. We believe that approximately 60% of our customers have been small businesses and approximately 40% have been large enterprises, including Fortune 1000 companies or departments within these enterprises. Approximately one-third of our small business customers are third-party service providers that build websites for other companies.

Sales, Marketing, and Distribution

         We sell our products and services to our customers using a combination of indirect distribution channels, our direct enterprise sales force, our online distribution channel and strategic relationships, and we market our products and services using a broad range of activities to generate demand and build brand awareness. As of September 30, 1999, 51 of our employees, or approximately one-third of our work force, were engaged in sales and marketing activities.

         Indirect Distribution Channels

         Our indirect distribution channels include domestic and international distributors, retail vendors, value-added resellers and other technology companies with whom we have strategic relationships. We have 15 non-exclusive distributors worldwide including Ingram Micro, Tech Data and Digital River in North America; Softline, Internet 2000, and Unipalm in Europe.

         Direct Enterprise Sales Force

         Our direct enterprise sales force focuses on sales to larger corporate customers worldwide. The enterprise sales force is comprised of field representatives and inside sales representatives. The field representatives market and sell our products and services to corporate customers that the inside sales representatives have identified as sales prospects through leads generated from inquiries on our websites, downloads of our trial products and other direct marketing efforts.

         Online Distribution Channel

         Our eSiteStore.com website allows users to download and purchase our products as well as numerous third-party add-ons. In addition, several third-party e-commerce and distribution sites, including buydirect.com, beyond.com and download.com, make our products available for sale online. The online distribution channel provides us with a low-cost, globally accessible, 24-hour a day sales channel.

         Strategic Relationships

         We have a number of significant ongoing strategic relationships with other technology companies pursuant to which our products are incorporated into, or bundled with, the third party's products. We believe that these strategic relationships significantly enhance our brand recognition and awareness of our products and services and also provide a source of revenues. Our strategic relationships include:

         IBM/Lotus. Lotus markets, bundles and sells a version of NetObjects Fusion with Designer for Domino Application Studio under an agreement that expires on December 31, 1999. IBM markets, bundles and sells NetObjects Fusion with its WebSphere Studio product. In addition, our products are offered for sale through a variety of IBM and Lotus channels including "Passport Advantage," the worldwide direct purchasing option for Lotus and IBM branded software and the Lotus Business Partner program, which allows 18,000 program members access to our products at discounted prices globally. At September 30, 1999, IBM owned a majority of our outstanding common stock.

         Novell. Novell bundles a version of NetObjects Fusion with its NetWare for Small Business product offering on a worldwide basis. Under the terms of this agreement, the contract is automatically renewed each September 30, unless terminated by one of the parties with written notice. This agreement was renewed on September 30, 1999 for an additional year. Novell also offers end-user training for NetObjects Fusion at over 100 Novell certified training centers worldwide. Novell is a NetObjects stockholder.


         Marketing Activities

         Since our inception, we have invested a substantial percentage of our annual revenues in a broad range of marketing activities to generate demand, gain corporate brand identity, establish the site building product category and educate the market about our products and services. These activities have included advertising, including both print and online, direct marketing, including direct mail, newsletters and e-mail, public relations, seminars for potential customers, trade show participation in, as well as conferences and website promotion. Our marketing programs are aimed at informing our customers of the capabilities and benefits of our products and services, increasing brand awareness, stimulating demand across all market segments and encouraging independent software developers to develop products and web applications that are compatible with our products and technology. We also have had many co-marketing and distribution arrangements with well-known companies such as AT&T, Cisco Systems, Compaq Computer, Inc., Concentric Networks, Microsoft, Netscape, Verio, Office Max, Deluxe Forms, ADP, Tickets.com, Sir Speedy, Strato AG, One and One, Vobis AG, and PeopleSoft that have allowed us to identify our NetObjects Fusion brand with their brands.

Competition

         The market for software and services for the Internet and intranets is relatively new, constantly evolving and intensely competitive. We expect competition to intensify in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources. We compete for small business customers with web content software makers like Adobe Systems, Inc., Macromedia, Inc., and Microsoft. In the online web hosting and services market, we compete with providers like Verio, Bigstep, Icat, and Yahoo store. We compete in the Internet application development and services market for enterprise customers with companies such as Interwoven, Inc., and Vignette Corporation.

         Moreover, Microsoft's FrontPage, a website building software product, has a dominant market share. Microsoft has introduced FrontPage 2000, in one version of Microsoft's Office product suite, which dominates the market for desktop business application software. We believe that NetObjects Fusion and NetObjects Authoring Server contain features that significantly differentiate them from FrontPage 2000, but widespread distribution of Office with FrontPage 2000, and the vast number of computer users familiar with Microsoft desktop application software products, give Microsoft a substantial competitive advantage over us.

         Competitive factors in our market segments include:

     o   the manner in which the software is distributed with other products;

     o   quality and reliability;

     o   features for creating, editing, and developing websites;

     o   pricing;

     o   ease of use and interactive user features;

     o   scalability and cost per user; and

     o   compatibility with the user's existing computer systems.

         To expand our user base and further enhance the user experience, we must continue to innovate and improve the performance of our products. We anticipate that consolidation will continue in the website building products industry and related industries such as computer software, media and communications. Consequently, our competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. There can be no assurance that we can establish or sustain a leadership position in our market segments.

         We believe that additional competitors may enter the market with competing products as the size and visibility of the market opportunity increases. Increased competition could result in additional pricing pressures, reduced margins or the failure of our products to achieve or maintain market acceptance, any of which could harm our business and cause our revenues and stock price to fall. Many of our current and potential competitors such as Microsoft, Adobe and Macromedia have longer operating histories and substantially greater financial, technical, marketing and other resources than us and therefore may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products directly to customers through product bundling or other means. For example, Microsoft enjoys significant distribution advantages over us, including the vast number of computer users familiar with Microsoft desktop application software products. If our competitors bundle competing products with their products, the demand for our products might be substantially reduced and our ability to distribute our products successfully would be substantially diminished. Moreover, Microsoft's dominance in desktop business application software enables it to vary the pricing for its software sold as part of a suite. As a result of Microsoft's and other competitors' bundling arrangements, we may need to reduce our prices for our products to keep them competitive.

         New technologies and the enhancement of existing technologies will likely increase the competitive pressures on us. Competing technologies or the emergence of new industry standards could adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

         There is no assurance that we will compete effectively with current or future competitors or that competitive pressures will not harm our business and cause our revenues and stock price to fall.

Technology and Development

         We devote substantial resources to the development of innovative products for the market for website building software and services. During the fiscal year ended September 30, 1999, respectively, we invested approximately 42% of our total revenues on research and development activities. NetObjects Fusion and NetObjects Authoring Server are among the earliest and most recognized entrants in the emerging market for website building software. We believe that we have been able to leverage our understanding of the market and technology opportunity as well as our staff and software development processes to build robust, open solutions for customers. We intend to continue to use these core strengths to introduce innovative products and product enhancements for building, deploying and maintaining business websites. We intend to continue to devote substantial resources to research and development for at least the next several years.

         Our technology provides the following product advantages:

         Open Architecture

         Our products are built upon a flexible object-oriented architecture, which has been instrumental in the rapid development of our products. The architecture provides such significant benefits as:

     o   separating the visual display of information from its storage;

     o   supporting multiple databases;

     o   supporting major Internet protocols;

     o   allowing any HTML page editor to be used with our products;

     o   extending our products using  components built using the Java language;
         and

     o allowing access to powerful applications over the Internet via a browser.

         We intend to continue to invest in further development of this architecture to build and integrate new products and technologies.

         Control and Collaboration

         Intranet websites are evolving from simple publishing pages coordinated by a single webmaster to multi-contributor strategic business platforms that integrate business processes and deploy mission-critical applications. Enterprise groups that build these intranet websites face the conflicting needs of maintaining control and encouraging collaboration. NetObjects Authoring Server provides the performance needed to support concurrent, collaborating users across an enterprise-wide deployment with several underlying technologies such as a Java-based content contributor, an integrated asset manager and remote systems administrator.

         In addition to our products, product enhancements and core proprietary technology, we have a highly-skilled engineering workforce that includes several seasoned software industry veterans. As of September 30, 1999, we had 58 employees, or approximately one-third of our workforce, engaged in research and development activities. Our original key technologists are still NetObjects employees, and they continue to play an integral role in defining and leading our technology vision and strategy. We intend to hire additional software engineers to further our research and development efforts. If we are unable to hire and retain the required number of skilled engineers, our business will be harmed, our revenues could decline and our stock price may fall.

Intellectual Property

         Our success depends in part on our ability to protect our proprietary software and other intellectual property. To protect our proprietary rights, we rely generally on patent, copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, license agreements with consultants, vendors and customers and "shrink-wrap" license agreements. Despite these protections, a third party could, without authorization, copy or otherwise obtain and use our products, or develop similar products. There can be no assurance that our agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or independently developed by competitors.

         We currently have several pending patents relating to our product architecture and technology and have licensed two utility patents from Rae Technology, a predecessor to our business that is controlled and majority owned by our CEO. There can be no assurance that any pending or future patent application will be granted, that any existing or future patent will not be challenged, invalidated or circumvented or that the rights granted under any patent that has issued or may issue will provide competitive advantages to us. If a blocking patent has issued or issues in the future, we would need to obtain a license or design around the patent. Except for patents licensed from Rae Technology, which we have rights to acquire, there can be no assurance that we would be able to obtain a license on acceptable terms, if at all, or to design around the patent.

         We pursue the registration of some of our trademarks and service marks in the United States and in other countries, although we have not secured registration of all of our marks. Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights. We are also aware of other companies that use "Fusion" in their marks alone or in combination with other words, such as Allaire's ColdFusion, and we do not expect to be able to prevent third party uses of the word "Fusion" for competing goods and services. We have agreed with Allaire that neither party will use the word "Fusion" to describe products in the absence of appropriate brand identification, such as "NetObjects Fusion."

         The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States, and effective patent, copyright, trademark and trade secret protection may not be available in these jurisdictions. We license some of our proprietary rights to third parties, and there can be no assurance that these licensees will abide by compliance and quality control guidelines with respect to our proprietary rights.

Employees

         As of September 30, 1999, we had 158 full-time employees and 18 part-time employees. None of our employees are subject to a collective bargaining agreement, and we believe that our relations with our employees are good. We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, professional services and managerial personnel, and upon the continued service of our current personnel. We also use independent contractors to supplement our work force. None of our personnel is bound by an employment agreement that prevents the person from terminating his or her relationship with the Company at any time for any reason. Competition for qualified personnel is intense. There can be no assurance that we will be successful in attracting, integrating, retaining and motivating a sufficient number of qualified personnel to conduct our business in the future.

Risk Factors

         NetObjects believes that its results of operations in any annual or quarterly period may be impacted adversely by a number of factors, including those set forth below. Readers of this report should consider these and other ordinary business risk factors in evaluating the business, financial condition, results of operations and prospects of NetObjects.

We have a history of substantial losses and expect substantial losses in the future.

         We were incorporated in November 1995 and first recognized revenues in October 1996. As of September 30, 1999, we had an accumulated deficit of approximately $73.6 million. We expect to sustain significant losses for the foreseeable future, which could harm our business and decrease the market price of our stock.

         To achieve and sustain profitability, we must, among other things, increase substantially our revenues from our two principal products, NetObjects Fusion and NetObjects Authoring Server, and substantially increase our revenues from professional and online services.

Our relationship with IBM has changed substantially over time. While IBM controls us, it is under no obligation to continue any business relationships with us, and IBM is allowed to compete with us or act in a manner which is disadvantageous to us.

         Although we have contracts with IBM to bundle our products with their offerings, we have no commitments for future revenues from IBM. Revenues from IBM have represented a substantial portion of our total revenues, representing approximately 29% and 36% of our total revenues for the years ended September 30, 1999 and 1998, respectively. Lotus also currently markets, bundles and sells our products and has created foreign language, or "localized," versions of our software, for which IBM pays us reduced royalties on products that it sells outside the U.S. Lotus's obligation to create localized versions of our software expires on December 31, 1999. After that date, we may need to incur substantial additional expense to obtain localized versions of new products or product upgrades from Lotus or other vendors if necessary to satisfy the requirements of key customers like IBM, Lotus and Novell.

         We have a number of license and reseller agreements or arrangements with IBM, many of which are subject to the terms of our 10-year license agreement that expires in April 2007. We have no revenue commitments from IBM or Lotus. Although we expect to continue licensing our products to IBM and Lotus as original equipment manufacturer, or OEM, resellers, we believe that revenues from IBM will comprise a substantially lower percentage of our total revenues in the future than they have during the fiscal year ended September 30, 1999.

We have business conflicts with IBM. IBM has chosen in the past and is free in the future to promote and bundle competitors' products over our products. Although we have been dependent on IBM, and IBM has provided substantial support to us, IBM makes independent business and product decisions that present conflicts with our business objectives.

IBM controls us and is free to sell its interest in us. As of November 30, 1999, IBM owned approximately 47% of our common stock and hold warrants which, if exercised, would increase its ownership to approximately 53% of our outstanding voting securities. As our largest stockholder, with three representatives on our board of directors, IBM has substantial influence over our direction and management, may be able to prevent or cause a change in control of us and could take other actions that might be favorable to IBM and potentially harmful to us.

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

Furthermore:

     o IBM is eligible to sell its stock subject to applicable securities laws, contractual arrangements with our underwriters and the terms of a registration rights agreement. IBM may transfer some or all of its stock, including to our competitors. Such a transfer could result in a transfer of IBM's interest in us, which could cause our revenues to decrease and our stock price to fall; and

     o IBM is under no obligation to inform us of any corporate opportunity and is free to avail itself of any opportunity or to transfer the opportunity to a third party.

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

         Our licensing arrangements with IBM are not exclusive, and IBM is free to enter into similar arrangements with our competitors. All of our licensing arrangements with IBM are non-exclusive. IBM has the right to cease promoting and distributing our software at any time. IBM may license its name, logo and technology to, or invest in, other website building companies, and it may more actively promote the services of our competitors.

We have many established competitors, including Microsoft, and may be unable to compete effectively against them.

         The market for website building software and services for the Internet and corporate intranets is relatively new, constantly evolving and intensely competitive. We expect competition to intensify in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources, and we may be unable to compete effectively against them. We compete for small business customers with web content software makers like Adobe, Macromedia, and Microsoft. In the online web hosting and services market, we compete with providers like Verio, Bigstep, Icat, and Yahoo store. We compete in the Internet application development and services market segment for enterprise customers with companies such as Interwoven, and Vignette. Microsoft's FrontPage, a website building software product, has a dominant market share. Microsoft bundles FrontPage 2000 in several versions of the Office 2000 product suite that dominates the market for desktop business application software.

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

         About 60% of our revenues from software license fees in fiscal year 1999 were derived from versions of one of our products, NetObjects Fusion, and we expect that this single product will continue to account for the majority of our total revenues in the near-term. To remain competitive, software products typically require frequent updates that add new features. There can be no assurance that we will succeed in creating and selling updated or new versions of NetObjects Fusion. A decline in demand for, or in the average selling price of, NetObjects Fusion, whether as a result of new product introductions or price competition from competitors, technological change or otherwise, would hurt our business or cause our stock price to fall.

Our future financial  performance depends substantially on market acceptance and
growth  of  NetObjects  Authoring  Server,   Professional  Services  and  Online
services.

         We increasingly depend on NetObjects Authoring Server Suite to provide us with revenues. We depend on increasing revenues from NetObjects Authoring Server, and we may not receive these revenues for the following reasons:

     o the success of NetObjects Authoring Server will depend on the rapid emergence of a market for large-scale enterprise website and intranet building products and services;

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

     o We depend heavily on bundling arrangements with third parties to sell our products, and we currently do not have any arrangements for bundling NetObjects Authoring Server Suite, and;

     o we may not be able to recruit and retain the additional sales personnel needed to effectively market NetObjects Authoring Server.



         Our professional services business, through which we provide training and other support for our products, may not generate sufficient revenues. We cannot be certain that our professional services business will generate significant revenues or achieve profitability. We believe that software license fees growth will depend on our ability to provide our customers with these services and to educate third-party resellers about how to use our products. We currently outsource much of our customers' services needs, but we plan to increase the number of our services personnel to meet the needs of our customers. Competition for qualified services personnel is intense, and we cannot be certain that we can attract or retain a sufficient number of highly qualified services personnel to meet our business needs.

Our online services are new and have not yet received a broad customer acceptance. Since inception, we have invested resources to create and enhance our online services, which we believe support and add to market acceptance of our products. With the Sitematic acquisition, providing online services to enable small businesses to conduct e-commerce has become an integral part of our business growth strategy. Including the pre-acquisition period during which Sitematic provided these services, they have been offered to customers for less than 12 months. Together with our distribution partners, we must attract a substantial number of small business subscribers for these services for our online business to succeed. We may fail to attract these new customers which would hurt our business and could cause our stock price to fall.

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

         The market for our products is marked by rapid technological change, which leads to frequent new product introductions and enhancements, uncertain product life cycles, changes in customer demands and evolving industry standards. New website building products and services based on new technologies or new industry standards could render our existing products obsolete and unmarketable. We believe that to succeed, we must enhance our current products and develop new products on a timely basis to keep pace with technological developments and to satisfy the increasingly sophisticated requirements of our customers.

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

         As of November 30, 1999, IBM owned approximately 47% of our outstanding stock. That ownership interest and provisions of our restated certificate of incorporation, bylaws, a voting agreement between us and IBM and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price.

If we fail to adequately protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages.

         Trademarks and other proprietary rights are important to our success and our competitive position. We seek to protect our trademarks and other proprietary rights, but our actions may be inadequate to prevent misappropriation or infringement of our technology, trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. Although we have obtained federal registration of the trademark NetObjects Fusion, we know that other businesses use the word "Fusion" in their marks alone or in combination with other works. We do not believe that we will be able to prevent others from using the word "Fusion" for competing goods and services. For example, Allaire markets its application development and server software for web development, including applications for e-commerce, under the federally registered trademark "ColdFusion." Under an agreement with Allaire Corporation, we have agreed that neither company will identify its products and services with the single word "Fusion," unless otherwise agreed as in the case of our co-bundled product "Fusion2Fusion." Business customers may confuse our products and services with similarly named brands, which could dilute our brand names or limit our ability to build market share. To license many of our products, we rely in part on "shrink-wrap" and "clickwrap" licenses that are not signed by the end user and, therefore may be unenforceable under the laws of certain jurisdictions. In addition, we may license content from third parties. We could become subject to infringement actions based upon these third-party licenses, and we could be required to obtain licenses from other third parties to continue offering our products.

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

         Because we are no longer a majority-owned subsidiary of IBM, we no longer enjoy cross-licensing protection that we received as an IBM subsidiary. We may face material litigation risk associated with patent infringement claims that IBM's patent cross-licensees could not assert against us while we were an IBM subsidiary. In addition, we may be unable to assert patent claims of our own against an IBM cross-licensee, which may remain free of liability for claims under the terms of the applicable IBM cross-license agreement.

Our international operations continue to expand and may not be successful.

         International sales represented approximately 23% of our total revenues in the fiscal year ended September 30, 1999. We intend to expand the scope of our international operations and currently have a subsidiary in the United Kingdom. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe.

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

         We have completed an assessment of our Year 2000 readiness and have developed contingency plans. We have contacted our third-party vendors, licensors and providers of software, hardware and services regarding their Year 2000 readiness. Our inability to correct a significant Year 2000 problem, if one exists, could result in an interruption in, or a failure of, certain of our normal business activities and operations. Furthermore, because NetObjects Fusion and NetObjects Authoring Server may interact with external databases for purposes of data storage, the ability of applications integrated with a website built using NetObjects Fusion or NetObjects Authoring Server to comply with Year 2000 requirements is largely dependent on whether the databases underlying the application are Year 2000 ready. If NetObjects Fusion or NetObjects Authoring Server is connected to a database that is not Year 2000 ready, a web application created or developed for a website using NetObjects Fusion or NetObjects Authoring Server could work incorrectly and could result in unanticipated expenses to address problems or claims raised by customers that we cannot presently foresee. Any significant Year 2000 problem in our internal systems or in our products could require us to incur significant unanticipated expenses to remedy these problems and could divert management's time and attention, either of which could harm our business or increase our losses, and cause our stock price to fall.

Due to our small size, limited operations and the difficulty of hiring personnel
in  our  industry,   any  future   acquisitions  could  strain  our  managerial,
operational and financial resources.

         In the future we may make additional acquisitions of, or large investments in, businesses that offer products, services and technologies that we believe would help us better provide e-business website and intranet site building software and services to businesses. Any future acquisitions or investments would present risks such as difficulty in combining the technology, operations or workforce of the acquired business with our own, disruption of our ongoing businesses and difficulty in realizing the anticipated financial or strategic benefits of the transaction.

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

Item 2. Properties

         Our executive offices are located in Redwood City, California, in an office building in which, as of September 30, 1999, we lease an aggregate of approximately 26,000 square feet. The lease agreement terminates on November 2, 2002. We lease three office suites for our sales and marketing personnel in a facility in Bucks, United Kingdom under a lease that expired November 23, 1999. We currently occupy this facility on a month-to-month basis. We lease an office facility in Germany under a lease that expires May 31, 2001.

Item 3. Legal Proceedings

         From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third-party trademarks and other intellectual property rights by us and our licensees. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not aware of any legal proceedings or claims that we believe would harm our business or cause our revenues or stock price to fall.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         Our common stock is quoted on the Nasdaq National Market under the symbol "NETO". We completed an initial public offering of our common stock on May 7, 1999, offering 6,000,000 shares at $12 per share. Since the IPO, we have invested approximately $1.6 million in the Sitematic acquisition. We have used approximately $5.6 million to provide working capital to maintain our business operations. The remainder of the original net proceeds of $40.1 million, approximately $32.9 million, were invested in cash, cash equivalents or short term investments at this time at September 30, 1999.

         The following table sets forth the range of high and low closing sales prices for each period indicated.

           Quarter ending                            High             Low

June 30, 1999                                       $13.00           $6.75
September 30, 1999                                  10.438           5.156

         We had 257 stockholders of record as of November 30, 1999. We have not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6. Selected Financial Data

         The selected historical consolidated financial data presented below are derived from our consolidated financial statements. The selected consolidated financial data set forth below is qualified in its entirety by, and should be read in conjunction with, "Management's Discussion and Analysis of Financial
Condition and Results of Operations," our consolidated financial statements, the related notes and other financial information included herein.


Statement of Operations Data
                                                                              Year Ended September 30,       Inception (11/21/95) to
                                                            1999              1998               1997           September 30, 1996
                                                       ------------       ------------       ------------    -----------------------
                                                                    (In thousands, except share and per share data)
Revenues:
   Software license fees                                $     13,566       $      9,703       $      7,392   $                 --
   Service revenues                                            2,178               --                 --                       --
   Software license fees from IBM                              3,689              2,700                175                     --
   Service revenues from IBM                                   2,782              2,867               --                       --
                                                        ------------       ------------       ------------   -----------------------
     Total revenues                                           22,215             15,270              7,567                     --
                                                        ------------       ------------       ------------   -----------------------

Cost of revenues:

   Software license fees                                       1,817              2,531                772                     --
   Service revenues                                            2,295               --                 --                       --
   Service revenues from IBM                                   2,113              2,562               --                       --
                                                        ------------       ------------       ------------   -----------------------
     Total cost of revenues                                    6,225              5,093                772                     --
                                                        ------------       ------------       ------------   -----------------------
Gross profit                                                  15,990             10,177              6,795                     --
                                                        ------------       ------------       ------------   -----------------------
     Total operating expenses                                 33,031             31,147             24,359                    6,741
                                                        ------------       ------------       ------------   -----------------------
Operating income (loss)                                      (17,041)           (20,970)           (17,564)                  (6,741)
                                                        ------------       ------------       ------------   -----------------------

Interest income (expense)                                       (715)            (1,194)              (234)                      46
Accretion of discount on debt                                 (1,653)               --                 --                       --
Interest charge on beneficial conversion
  feature of convertible debt                                 (7,457)               --                 --                       --
                                                        ------------       ------------       ------------   -----------------------
  Income (loss) before income taxes                          (26,866)           (22,164)           (17,798)                  (6,695)
                                                        ------------       ------------       ------------   -----------------------
income taxes                                                      44                 60                  1                     --
                                                        ------------       ------------       ------------   -----------------------
   Net income (loss)                                         (26,910)           (22,224)           (17,799)                  (6,695)
                                                        ============       ============       ============   =======================
Basic and diluted asset income (loss) per share         $      (2.40)      $     (12.26)      $     (10.45)  $                (4.10)
                                                        ============       ============       ============   =======================
Shares used to calculate basic and diluted net
      income (loss) per share                             11,215,118          1,812,484          1,702,726                1,634,000
                                                        ============       ============       ============   =======================


                                                                                                  September 30,
                                                                           ---------------------------------------------------------
        Balance Sheet Data                                                   1999            1998            1997         1996
                                                                           --------        --------        --------     ---------
                                                                                                (In thousands)
Cash and cash equivalents                                                  $ 32,954        $    459        $    303     $  1,090
Working capital (deficit)                                                    34,022         (30,229)        (10,116)      (1,749)
Short-term borrowings from IBM and IBM Credit Corp.                            --            20,666            --           --
Long-term obligations, less current portion                                      54             336             633          173
Total assets                                                                 42,709           5,145           4,605        2,129
Accumulated deficit                                                          73,628         (46,718)        (24,494)      (6,695)
Stockholders' equity (deficit)                                               36,172         (28,925)         (8,913)      (1,357)


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying consolidated financial statements and notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report.

Overview

         We provide both online and software solutions that enable small businesses to build, deploy and maintain Internet websites and applications to conduct e-business; and enable large enterprises to create corporate intranets. For fiscal 1999, our revenues were derived principally from license fees from our software products and, to a lesser extent, fees for a range of services complementing these products. Subsequent to Sept. 30, 1999, we created two operating divisions. Our Small Business and Online division licenses NetObjects Fusion and offers online services to small business customers. We derived no revenues from online services during fiscal year 1999. Our Enterprise division licenses NetObjects Fusion(TM) and NetObjects Authoring Server(TM) and in fiscal year 1999, began providing training, consulting and design services to large enterprise customers for creating corporate intranets.

         We recognize revenues from software license fees upon delivery of our software products to our customers, net of allowances for estimated returns and price protection, as long as we have no significant obligations remaining and we believe that collection of the resulting receivable is probable. We provide most of our distributors of software products with rights of return and record an allowance for estimated future returns based upon our historical experiences with product returns by those distributors. Software license fees earned from products bundled with OEM resellers, including IBM, are generally recognized upon the OEM resellers shipping the bundled products to their customers. We recognize service revenues as services are rendered, or, if applicable, using the percentage-of-completion method. We defer recognition of maintenance revenues, paid primarily for support and upgrades, upon receipt of payment and recognize the related revenues ratably over the term of the contract, which typically is 12 months. These payments generally are made in advance and are nonrefundable.

         We earn revenues from software license fees through direct licenses to enterprises, through strategic relationships such as our relationships with IBM and Lotus and through our indirect distribution channel. Professional services and maintenance are typically sold through our direct sales organization. Most of our software license fees to date have come from licenses to our indirect distribution channel and OEM resellers. We expect our revenues from license fees derived from our direct, or enterprise, sales channel to increase as a percentage of our total revenues as our direct sales organization grows in size. We derive our international revenues primarily through our indirect distribution channel.

         As a result of our recent acquisition of Sitematic Corporation, we have begun offering online subscription services, which will represent an increasing percentage of our revenue. We anticipate that revenues derived from sales of our products by resellers will decrease as a percentage of our total revenues. We anticipate that revenues derived from our direct sales will continue to increase as a percentage of our total revenues.

         In April 1997, IBM acquired approximately 80% of our outstanding stock from existing investors. Under the terms of a 10-year license agreement with IBM, we granted IBM rights to market and sell some of our products to its customers for 10 years in exchange for nonrefundable cash prepayments totaling $10.5 million between April 1997 and December 31, 1998. We requested and received the full amount of these prepayments between April and December 1997. These prepayments were reflected as deferred revenues from IBM on our balance sheet. By June 1999, IBM had sold sufficient quantities of licenses, and purchased services from NetObjects to fully utilize this $10.5 million prepayment. In the three months ended December 31, 1997, IBM began reselling our products, and in the three months ended March 31, 1998, we began providing services to IBM to make our products compatible with and to integrate them with IBM's WebSphere products. This services contract with IBM expired on February 28, 1999. Due, inpart, to the expiration of this contract, our total revenues from IBM were substantially lower during the second half of fiscal year 1999 compared to the first six months of the year when they represented 45.1% of total revenues. We anticipate that total revenues from IBM during fiscal year 2000 will decrease substantially as a percentage of revenues from the 29% of total revenues they requested in fiscal year 1999.

         We have incurred substantial net losses in each fiscal period since our inception and, as of September 30, 1999, had an accumulated deficit of $73.6 million. Such net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of our products, establishing brand identity, marketing organization, domestic and international sales channels, and general and administrative infrastructure. We intend to increase our expenditures in all of these areas, particularly for research and development and sales and marketing.

         Our future operating results must be considered in light of our limited operating history and the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly evolving markets such as the market for website building software and services. In order to be successful financially, we will need to achieve the following:

     o Increase substantially our revenues from our two principal products, NetObjects Fusion and NetObjects Authoring Server;

     o   Continue to develop successfully new versions of our products;

     o Continue to be a leading provider of e-business software for building websites and corporate intranet sites;

     o   Respond   quickly  and   effectively  to   competitive,   market,   and
         technological developments;

     o   Expand our professional services business;

     o   Expand our online services business;

     o   Control  expenses;

     o Continue to attract, train, and retain qualified personnel in the competitive software industry; and

     o Maintain existing relationships and establish new relationships with leading internet hardware and software companies.

         There can be no assurance that we will achieve or sustain profitability. Moreover, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenues in relation to expectations would cause significant declines in operating results.

         Due to the foregoing factors, we believe that period to period comparisons of historical operating results should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations or the expectations of securities analysts or investors in some future quarter and our stock price may decline substantially.

Results of Operations

Years ended September 30, 1999 and 1998

         Revenues. Total revenues increased to $22.2 million for the year ended September 30, 1999 from $15.3 million for the year ended September 30, 1998. The increase was attributable to additional license fees for NetObjects Fusion, the introduction of NetObjects Authoring Server, and related services. Our software license revenues were $17.3 million and $12.4 million for the years ended September 30, 1999 and 1998, respectively. Software license revenue from IBM was $3.7 million and $2.7 million, respectively, for the two fiscal years.

         For the fiscal year ended September 30, 1999 services revenues were approximately $5.0 million, compared to $2.9 million for the year ended September 30, 1998. Of these amounts, $2.8 million represented services provided to IBM in fiscal 1999. The remaining $2.2 million in fiscal 1999 was derived from our newly formed professional services group.

         International sales of software licenses grew steadily over the same period, increasing to $4.5 million in fiscal 1999 from $2.5 million in fiscal 1998. Increased international sales resulted primarily from increased licenses of NetObjects Fusion through our distributors in Europe. Total international revenues, which include the sale of software licenses and services, were 23% and 16% of total revenues for the fiscal years ended September 30, 1999 and 1998, respectively.

         Revenues from IBM were 29% and 36% of total revenues for the fiscal years ended September 30, 1999, and 1998, respectively. Service revenue from IBM declined slightly with the expiration of the WebSphere contract. IBM license fees increased by 37% over the entire period, primarily during the first half of the year.

         Cost of Revenues. The cost of software license fees was approximately $1.8 million and $2.5 million for the years ended September 30, 1999 and 1998, respectively, representing approximately 8% and 17%, respectively, of total revenues. The improvement in percentage terms from fiscal 1998 to fiscal 1999 resulted primarily from better inventory management, more favorable freight contract terms, and a better sales channel mix.

         The cost of service for our new professional services group was $2.3 million, with a gross margin of (-5%). The loss reflected our initial startup costs for this business in its first year of operation.

          Cost of revenues from the sale of services to IBM and affiliates was approximately $2.1 million and $2.6 million for the years ended September 30, 1999 and 1998, respectively.

         Overall our gross margin improved from 67% for the year ended September 30, 1998 to 72% for the year ended September 30, 1999.

         Research and Development. Our research and development expenses were approximately $9.4 million and $10.2 million for the years ended September 30, 1999 and 1998, respectively, which was 42% and 67% respectively, of total revenues. The decrease in percentage terms occurred as revenues grew at a faster rate than expenses. The savings were achieved through reductions in contractor costs and selective staffing reductions.

         Sales and Marketing. Our sales and marketing expenses were approximately $18.8 million and $17.1 million for the years ended September 30, 1999 and 1998, respectively, representing approximately 85% and 112% respectively, of total revenues. The increased expenses in fiscal 1999 resulted primarily from growth in the number of sales personnel, increased sales commissions and costs related to the continued development and implementation of our branding and marketing campaigns. The decrease in percentage terms occurred as revenues grew at a faster rate than expenses.

         General and Administrative. Our general and administrative expenses were approximately $4.3 million and $3.6 million for the years ended September 30, 1999 and 1998, respectively, representing approximately 19% and 23% respectively, of total revenues. The decrease in percentage terms occurred as revenues grew at a faster rate than expenses. The increase in expenses in fiscal 1999 resulted primarily from hiring additional personnel and related personnel expenses, as well as increased professional fees needed to operate a public company.

         Interest expense. Interest expense was $0.7 million and $1.0 million for the years ended September 30, 1999 and 1998, respectively. In fiscal 1999, we recorded a charge to earnings of $9.1 million, compared to $200,000 in fiscal 1998. Of this amount, approximately $7.5 million was recognized in connection with the "in-the-money" convertible notes totaling $10.9 million that we issued to IBM and Perseus Capital LLC during October 1998, and was recorded as interest expense in accordance with EITF Topic D-60 for the fiscal year ended September 30, 1999. The remaining $1.6 million charge recorded during fiscal 1999 was an accretion of discount resulting from Series E-2 and Series F warrants issued in connection with loans obtained from IBM, IBM Credit Corp, and Perseus Capital LLC in fiscal 1999. The value of the attached warrants, and the resulting interest expense was determined using a Black-Scholes option pricing model. We recorded $200,000 in charges during fiscal 1998.

Years ended September 30, 1998 and 1997

         Revenues. Our total revenues increased to approximately $15.3 million from $7.6 million for the fiscal years ended September 30, 1998 and 1997, respectively. The increase was due primarily to growing market acceptance of our products and $2.9 million of WebSphere services revenues. None of the increase was due to product price increases, although we introduced NetObjects TeamFusion in 1998, which had a higher sales price than our previous products. In August 1997, we reduced the price of NetObjects Fusion from a suggested retail price of $495 to $295, and provided credits for unsold inventory to many of our distributors and other resellers, thereby reducing revenues from software license fees for the three months ended September 30, 1997 to a lower amount than in the preceding quarter. Although the price reduction of NetObjects Fusion resulted in reduced revenues during the three months ended September 30, 1997, the increased sales volume in subsequent periods more than offset this price reduction.

         Our international revenues were approximately 16% and 15% of total revenues for the fiscal years ended September 30, 1998 and 1997, respectively. The increase in international revenues was due in part to the expansion of the indirect sales channel in Europe as well as the initiation of our master distributor agreement with Mitsubishi, which also invested in us in November 1998, to manufacture and sell our products in Japan. We have not been exposed to significant foreign currency translation and transaction exposure from our operations in fiscal 1998 and 1997.

         Our revenues from IBM were approximately 36% and 2% of total revenues for the fiscal years ended September 30, 1998 and 1997, respectively. The increased revenues from IBM were generated primarily from our product bundles with Lotus Designer for Domino and our provision of WebSphere services beginning in March 1998.

         Under our original agreement with IBM with respect to IBM's WebSphere offerings, we were obligated to deliver modified versions of NetObjects Fusion, NetObjects ScriptBuilder and NetObjects Authoring Server. We anticipated that all three products would be bundled with IBM's WebSphere product offerings. In that event, the agreement provided for IBM to pay us license fees for each of the listed products with a minimum total amount committed to us. Most of the license fees would have been due for NetObjects Authoring Server, which is our highest priced product. In October 1998, however, IBM purchased all rights to Build IT from Wallop, Inc., and decided to bundle that product instead of NetObjects Authoring Server. We therefore amended our IBM license agreement to provide for revenues from charges for our services based on the amount of our costs and expenses instead of the minimum total amount of license fees. As a result of the agreement and IBM's decision not to bundle NetObjects Authoring Server, we expect to earn less revenues from our WebSphere agreement with IBM than we had expected to earn and will need to find other revenue sources.

         Cost of revenues. Our cost of software license fees was approximately $2.5 million and $772,000 for the fiscal years ended September 30, 1998 and 1997, respectively, representing approximately 26% and 10% respectively, of total revenues from sources other than IBM. Approximately $1 million of the increase can be attributed to increased production and freight costs partially driven by volume increases in 1998 over 1997. In addition, royalty costs grew by approximately $300,000 due to our increased bundling of third party components and products within NetObjects Fusion and NetObjects TeamFusion. Finally, approximately $400,000 of the increase was due to write-offs of product inventory made obsolete by new product releases. Cost of IBM service revenues consists solely of the costs of providing WebSphere services.

         Research and development. Our research and development expenses were approximately $10.2 million and $8.4 million for the fiscal years ended September 30, 1998 and 1997, respectively, and 67% and 111% respectively, of total revenues. The increase in fiscal 1998 resulted primarily from increases in internal development personnel and independent contractor expenses. The decrease in percentage terms occurred as revenues grew at a faster rate than expenses.

         Sales and marketing. Our sales and marketing expenses were approximately $17.1 million and $12.2 million for the fiscal years ended September 30, 1998 and 1997, respectively, representing approximately 112% and 161% respectively, of total revenues. Approximately $2.9 million of the increase resulted from salary and associated overhead expense increases for additional personnel. Most of the remaining $2.1 million represented additional spending in marketing communications to increase market awareness of the NetObjects brand and products. The decrease in percentage terms occurred as revenues grew at a faster rate than expenses.

         General and administrative. Our general and administrative expenses were approximately $3.6 million and $3.8 million for the fiscal years ended September 30, 1998 and 1997, respectively, representing approximately 23% and 50% respectively, of total revenues. Total general and administrative expenses were higher in fiscal year 1997 than in fiscal year 1998 principally because of costs incurred in connection with IBM's acquisition of approximately 80% of our stock in fiscal 1997, including approximately $300,000 in professional fees. The decrease in percentage terms occurred as revenues grew at a faster rate than expenses.

         Stock-based compensation. We amortized approximately $227,000 of the total deferred stock-based compensation in fiscal year 1998.

         Interest expense. Our interest expense consisted primarily of interest on our borrowings and increased to approximately $1.2 million from $234,000 for the fiscal years ended September 30, 1998 and 1997, respectively, as we increased our borrowings during fiscal year 1998. Fiscal year 1998 interest expense included $201,000 for the Series F preferred stock warrants issued to IBM Credit Corp.

         Liquidity and Capital Resources

         In May 1999, we sold 6,000,000 shares of common stock at $12 per share in our IPO. Proceeds from the offering were approximately $65.6 million after deducting the underwriting discount and offering expenses. Prior to our initial public offering (IPO), we funded our operations primarily through a combination of private placements of equity securities and borrowings, which yielded an aggregate of $59.9 million of net proceeds from inception in November 1995 through April 1999. IBM and Perseus Capital LLC provided approximately $15.5 million of this financing, and another $19.0 million was provided by IBM Credit Corp. in the form of a secured credit facility between December 1997 and May 1999. In addition, we received cash prepayments from IBM of approximately $10.5 million from April 1997 to December 1997, which were recorded as deferred revenues from IBM on our balance sheet. These deferred revenues offset revenues from licenses of our products by IBM from January 1998 through April 1999. We paid interest to IBM on the amounts of prepayments that we received in advance of the scheduled prepayment period set forth in our license agreement with IBM.

         Our $19 million credit facility with IBM Credit Corp., initially obtained in December 1997, was repaid out of the proceeds of the initial public offering and was then terminated. Our $10.9 million Convertible Note and Warrant Purchase Agreement with IBM and Perseus was converted into 2,141,713 shares of common stock at the time of our initial public offering. A $2.0 million loan obtained in February 1999, a $1.4 million loan obtained in March 1999, and a $2.0 million loan obtained in April 1999, all from IBM, were repaid from the proceeds of our IPO.

         At September 30, 1999, we had cash or cash equivalents of $23.6 million, and short-term investments of $9.3 million, an increase of $32.5 million from September 30, 1998. Net cash used in operating activities was $10.8 million, $19.0 million and $25.9 million for the years ended September 30, 1997, 1998 and 1999, respectively. For the year ended September 30, 1997, the outflow of cash from operating activities was partially offset by an increase in deferred revenue attributable to a prepayment by IBM for goods and services. For the year ended September 30, 1998, an operating loss was partially offset by an increase in accounts payable. For the year ended September 30, 1999, cash used in operating activities was primarily attributable to a net loss of $26.9 million, a nonrecurring interest charge on convertible debt obtained from IBM and Perseus of $7.5 million, a $3.8 million increase in accounts receivable, a $1.9 million decrease in accounts payable and a $4.3 million decrease in deferred revenue. The decrease in deferred revenue was due primarily to the recognition of deferred revenues from license and service fee prepayments by IBM.

         Net cash used in investing activities was $1.0 million, $0.8 million and $2.2 million for the years ended September 30, 1997, 1998 and 1999, respectively. For the years ended September 30, 1997 and 1998, the principal investing activity was the purchase of property and equipment. The increase for the year ended September 30, 1999 was attributable to expenditures for new leasehold improvements as the Company moved from smaller facilities to its current location and to operating loans provided to Sitematic Corporation in August 1999.

         Net cash provided by financing activities was approximately $11.0 million, $20.0 million and $60.0 million for the years ended September 30, 1997, 1998 and 1999, respectively. For the year ended September 30, 1997, the major financing activity was the issuance of Series E preferred stock and the exercise of Series B, C and E warrants. For the year ended September 30, 1998, repayments of about $2.1 million in notes to IBM offset $21 million in proceeds from short-term notes, principally from IBM and IBM Credit Corp. For the year ended September 30, 1999, we received $12.9 million in proceeds of convertible debt from IBM and Perseus, $3.4 million in short-term notes from IBM, $5.3 million in proceeds from the issuance of preferred stock, and $65.6 million in net proceeds from our IPO of which we used approximately $26.7 million to repay short-term notes, convertible debt, and credit facilities to IBM and IBM Credit Corp.

         We anticipate moderate growth in our operating expenses for the foreseeable future to execute our business plan, particularly in sales and marketing expenses and to a lesser extent research and development and general and administrative expenses. As a result, we expect our operating expenses, as well as planned capital expenditures, to continue to constitute a material use of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through September 30, 2000. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or obtain additional credit facilities.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective as of the beginning of the first quarter of the fiscal year beginning after June 16, 2000. The Company is determining the effect of SFAS 133 on the financial statements.

         In February 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidelines to assist management in determining when software products developed or purchased for internal use should be expensed or capitalized. We do not expect SOP 98-1 to have a material effect on our financial condition or results of operations.

Recent Developments

         In November 1999, the board of directors approved an increase of 3,100,000 shares under the Amended and Restated 1997 Stock Option Plan, as options to purchase all 4,500,000 shares previously authorized under the plan had been granted and were outstanding prior to November. One million of the additional authorized shares have been approved for grants to existing employees. The compensation committee of the board of directors also approved the issuance of new options to purchase a total of 1,400,000 shares to existing executives. All of these options are subject to stockholder approval prior to exercise, and the recent option grants generally vest monthly based upon continued employment over the next 24 months. These actions are intended to keep us competitive in the tight labor market currently faced by all Silicon Valley e-commerce companies.

Year 2000 Readiness

         Many existing software programs are coded to accept only two digit entries in their date fields. As a result, these programs are unable to distinguish whether "00" means the year 1900 or the year 2000, which could result in system failures or miscalculations causing disruptions to operations. Although we believe that our products are Year 2000 ready, because NetObjects Fusion and NetObjects Authoring Server may interact with external databases for purposes of data storage, the ability of applications integrated with a website built using NetObjects Fusion or NetObjects Authoring Server to comply with Year 2000 requirements is largely dependent on whether any databases underlying the application are Year 2000 ready. If NetObjects Fusion or NetObjects Authoring Server is connected to a database that is not Year 2000 ready, a web application created or developed for a website built using NetObjects Fusion or NetObjects Authoring Server could work incorrectly and could result in unanticipated expenses to address problems or claims raised by customers that we cannot presently foresee. Furthermore, Year 2000 issues may affect the purchasing patterns of customers or potential customers as businesses expend significant resources to correct their current systems for Year 2000 readiness.

 State of Readiness. We have completed an assessment of Year 2000 requirements for our products and our internal systems. To ensure that our products are compliant, we have completed quality assurance testing of NetObjects Fusion and NetObjects Authoring Server. To ensure that the software that we use is compliant, we have upgraded our internal financial systems, our telecommunications systems, and our office productivity software, among others. To ensure that the hardware that we use is compliant, we have upgraded our servers and other internal hardware systems. To protect the integrity of the data that is critical to our business, we have prepared back-up copies of that data. To prepare for unanticipated Year 2000 problems from third parties that could have an impact on our business, we have developed certain contingency plans.

         Separately, we have begun an evaluation of Year 2000 preparations by Sitematic Corporation, which we acquired in October 1999. The costs of bringing Sitematic's systems into compliance are not expected to have a material impact on our business.

 Costs. To date, our costs to identify, evaluate and fix Year 2000 compliance issues have been approximately $400,000. Most of our expenses have related to the indirect operating costs associated with time spent by employees in the evaluation process, upgrading internal software and hardware systems, and Year 2000 compliance matters generally.

 Risks. We are not currently aware of any significant Year 2000 compliance problems relating to our software for our product offerings or our information technology or non-information technology systems that would harm our business or results of operations, without taking into account our efforts to avoid or fix these problems. There can be no assurance that we will not discover Year 2000 compliance problems in our software for our product offerings that will require substantial revisions or replacements. In addition, there can be no assurance that third-party software, hardware or services incorporated into our material information technology and non-information technology systems will not need to be revised or replaced, which could be time-consuming and expensive. Our inability to fix our software for our product offerings or to fix or replace third-party software or hardware on a timely basis could result in lost revenues, increased operating costs and other business interruptions, any of which could harm our business, cause our revenues to decrease and our stock price to fall. Because the Company has less control over the efforts of third parties to correct their Year 2000 deficiencies, we believe that the greatest risk to the Company's operations will come from utilities and telecommunications suppliers.

 Contingency Plan. We have developed contingency plans in the event that unanticipated external system failures occur after January 1, 2000. We are assessing the vulnerability of third parties to Year 2000 problems and the extent to which delivery of services from these third parties would disrupt our business.

 Reasonably likely worst case scenario. A reasonably likely worst-case scenario would include the failure of our products to operate properly, causing customers' systems and/or operations to fail or be disrupted. Our inability to correct a significant Year 2000 problem, if one develops, could result in an interruption in, or a failure of, certain of our normal business activities or operations. In addition, a significant Year 2000 problem concerning NetObjects Fusion and NetObjects Authoring Server could cause our customers to seek alternate providers of website building software or services. Any material Year 2000 problem could require us to incur significant unanticipated expenses to remedy and could divert our management's time and attention, either of which could harm our business, cause our revenues to decrease and our stock price to fall.

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

         Our exposure to market risks for changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality credit issuers and, by policy, limits the amount of the credit exposure to any one issuer. We manage interest rate risk by limiting investments to debt securities of relatively short maturities. In addition, we maintain sufficient cash and cash equivalents so that it can hold investments to maturity.

         At September 30, 1999, we had short-term investments with an amortized cost of approximately $9.3 million, consisting of high-grade commercial paper issued by US companies, with maturities that extend from 90 to 180 days. We have classified these debt securities as held-to-maturity.

         Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities greater than three months are considered to be short-term investments. Effective October 1, 1999, we have implemented an investment policy that limits purchases of debt securities to maturities of three months or less.

         To date, we have not purchased or sold forward contracts to hedge foreign currency exposure, since the relative amounts of international revenue generated by the Company have not been large enough to make hedging cost-effective.


Item 8. Financial Statements and Supplementary Data

         Reference is made to the financial statements listed under the heading "(a)(1) Consolidated Financial Statements" of Item 14 hereof, which financial statements are incorporated herein by reference in response to this Item 8.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Ernst & Young LLP was previously our principal accountant. On October 29, 1997, Ernst & Young LLP was dismissed as our principal accountant and KPMG LLP was engaged to audit our consolidated financial statements. The board of directors approved the appointment of KPMG LLP as our principal accountants.

         In connection with the audit for the period from November 21, 1995, our inception, through September 30, 1996, and the subsequent interim period through October 29, 1997, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion on the subject matter of the disagreement.

                                    Part III


Item 10. Directors and Executive Officers of the Registrant

         The response to this item is incorporated by reference from the Sections titled "Management" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.


Item 11. Executive Compensation

         The response to this item is incorporated by reference from the Section titled "Executive Compensation", but not from the Sections titled "Executive Compensation - Performance Graph" and "Executive Compensation - Report on Executive Compensation by the Compensation and Management Development Committee of the Board of Directors", in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         The response to this item is incorporated by reference from the Section titled "Share Ownership" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.


Item 13. Certain Relationships and Related Transactions

         The response to this item is incorporated by reference from the Section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)   Consolidated Financial Statements

         See pages 31 through 49 of this Annual Report on Form 10-K.

(a)(2)   Financial Statement Schedules

                          Accounts Receivable Reserve

                                      BALANCE AT          ADDITIONS
                                      ----------          ---------
                                     BEGINNING OF         CHARGED TO                           BALANCE AT
                                     ------------         ----------                           ----------
                                        PERIOD             EXPENSE            DEDUCTIONS      END OF PERIOD
                                        ------             -------            ----------      -------------

Year ended September 30, 1997               -               1,850               (1,094)             756
Year ended December 31, 1998              756               4,691               (3,183)           2,263
Year ended December 31, 1998            2,263               1,698               (3,053)             908


         All other financial statement schedules required by Item 14(a) (2) have been omitted because they are inapplicable or because the required information has been included in the consolidated financial statements or notes thereto.

(a)(3)   Exhibits

         The following Exhibits are incorporated herein by reference or are filed with this report as indicated below.


                                Index to Exhibits


Number    Description
------    -----------
3.1.1+    Restated Certificate of Incorporation of the Registrant

3.2.1+    Form of Amended and Restated Bylaws of the Registrant

4.1+      Specimen stock certificate

4.3+      Form of Series E Preferred Stock Warrant

4.4+      Form of Series E-2 Preferred Stock Warrant

4.5+      Form of Series F Preferred Stock Warrant

9.1+ Voting Agreement between NetObjects, Inc. and International Business Machines Corporation

10.1.1+   NetObjects, Inc. Amended and Restated 1997 Stock Option

10.1.2+   Form of Stock Option Agreement under the 1997 Stock Option Plan

10.1.3+ Form of Restricted Stock Purchase Agreement under the 1997 Stock Option Plan

10.1.4+ Form of Restricted Stock Transfer Agreement under the 1997 Stock Option Plan

10.2+     NetObjects, Inc. 1997 Special Stock Option Plan

10.3.1+   Amended 1999 Employee Stock Purchase Plan

10.4+ IBM Software License Agreement (NetObjects License Agreement #L97063) by and between NetObjects and IBM dated as of March 18, 1997

10.4.1+ Amendment Number 1 to NetObjects License Agreement L97063 dated as of April 30, 1997

10.4.2+ Second Amendment to NetObjects License Agreement L97063 dated as of October 7, 1997

10.4.3+ Third Amendment to NetObjects License Agreement L97063 dated as of December 16, 1997

10.4.4+ Fourth Amendment to NetObjects License Agreement L97063 dated as of April 27, 1998

10.4.5+ Fifth Amendment to NetObjects License Agreement L97063 dated as of January 14, 1999

10.4.6+ Amendment No. 6 to NetObjects License Agreement L97063 dated as of September 18, 1998

10.4.7+ Seventh Amendment to NetObjects License Agreement L97063 effective January 15, 1999

10.4.8+   Eighth  Amendment  to  NetObjects   License   Agreement  L97063  dated
          September 18, 1998

10.4.9+   Amendment No. 9 to NetObjects License Agreement  effective January 21,
          1999


10.4.10+ Amendment No. 10 to NetObjects License Agreement dated as of February 4, 1999

10.4.11+ Letter Agreement modifying NetObjects License Agreement L97063 dated as of February 6, 1998

10.4.12+ Letter Agreement modifying NetObjects License Agreement L97063 dated as of June 30, 1998


10.4.13+ Letter Agreement modifying NetObjects License Agreement L97063 dated as of January 14, 1999

10.4.14+ Letter Agreement modifying NetObjects License Agreement L97063 dated as of March 25, 1999


10.5+ IBM Patent License Agreement by and between NetObjects and IBM dated as of April 10, 1997

10.6+ Lease Agreement by and between NetObjects and Metropolitan Life Insurance Company dated July 24, 1998

10.7+ Lease Agreement by and between NetObjects Limited and HQ Executive Offices (UK) LTD dated February 15, 1999


10.10+    Technology  Transfer  Agreement  between  Rae  Technology,   Inc.  and
          NetObjects, Inc. dated February 2, 1996


10.10.1+  Amendment  to  Technology   Transfer  Agreement  by  and  between  Rae
          Technology and NetObjects dated as of March 18, 1997


10.11+ Patent Transfer and License Agreement by and between Rae Technology LLC and NetObjects, Inc. dated as of April 10, 1997, as amended


10.12+ Technology License Agreement by and between NetObjects and Clement Mok Designs dated as of December 21, 1995

10.13*+   Distribution   Agreement  by  and  between  Ingram  Micro,   Inc.  and
          NetObjects, Inc. dated March 6, 1997

10.14*+ Commercial Application Partner Agreement by and between Sybase, Inc. and NetObjects, Inc. dated June 30, 1997

10.15*+ Master Distributor Agreement by and between Mitsubishi Corporation and NetObjects, Inc. dated September 30, 1997

10.16*+ Standard Inbound License Agreement by and between NetObjects and Novell effective September 30, 1998


10.16.1*+ Amendment  to  Standard  Inbound  License  Agreement  by  and  between
          NetObjects and Novell effective April 2, 1999

10.17+    Build-It License Agreement dated as of February 2, 1999

10.18+    IBM Trademark License Agreement dated as of January 19, 1999

10.19+ Letter Agreement by and between NetObjects and John Sculley dated February 3, 1999

10.20+    Sun   Microsystems,   Inc.  Porting   Agreement  by  and  between  Sun
          Microsystems, Inc. and NetObjects dated as of March 26, 1999


10.21+ Employment Agreement between Russell F. Surmanek and NetObjects dated as of April 5, 1999

10.22+ Distribution Agreement by and between Lotus Development Corporation and NetObjects dated as of April 21, 1999


16.1+ Letter from Ernst & Young LLP dated February 5, 1999 regarding change in certifying accountant

21.1      Subsidiaries of the Registrant


23.1      Consent of KPMG LLP


24.1      Power of attorney  (included on the signature page, p. 33 of this Form
          10-K)

27.1      Financial Data Schedule

99.1      Sitematic Corporation Financial Statements

-------

+ Incorporated by reference to the same -numbered exhibit to our Registration Statement on Form S-1, as amended, originally filed February 5, 1999, declared effective May 7 1999 (Commission File No. 333-71893).


* Portions of these exhibits have been omitted and filed separately with the Commission pursuant to a request for confidential treatment under Rule 406.

                                   Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th day of December, 1999.


                      /s/  Samir Arora
                      --------------------------------------------
                      Samir Arora
                      Chairman of the Board, Chief Executive Officer, and President (principal executive officer)


                      /s/  Russell Surmanek
                      --------------------------------------------
                      Russell Surmanek
                      Executive Vice President, Finance & Operations,
                      and Chief Financial Officer (principal financial officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samir Arora and Russell R. Surmanek, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitue or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




/s/ Samir Arora
---------------------------   Chairman of the Board,        December 20, 1999
    Samir Arora               Chief Executive Officer,
                              and President

/s/ Russell F. Surmanek
---------------------------   Executive Vice President,     December 20, 1999
    Russell F. Surmanek       Finance & Operations, and
                              Chief Financial Officer
/s/ Robert G. Anderegg
---------------------------   Director                      December 20, 1999
    Robert G. Anderegg

/s/ Lee A. Dayton
---------------------------   Director                      December 20, 1999
    Lee A. Dayton

/s/ John Sculley
---------------------------   Director                      December 20, 1999
    John Sculley

/s/ Christopher M. Stone
---------------------------   Director                      December 20, 1999
    Christopher M. Stone

/s/ Michael D. Zisman
---------------------------   Director                      December 20, 1999
    Michael D. Zisman

Index to Consolidated Financial Statements

Report of KPMG LLP, Independent Auditors.....................................32

Consolidated Balance Sheets as of September 30, 1999
          and 1998...........................................................33
Consolidated Statement of Operations and comprehensive loss for the years ended September 30, 1999, 1998, and 1997......................34
Consolidated Statements of Stockholders' Equity (Deficit) for
         the years ended September 30, 1999, 1998 and 1997...................35
Consolidated Statements of Cash Flows for the years
         ended September 30, 1999, 1998, and 1997............................36

Notes to Consolidated Financial Statements...................................37

                          Independent Auditors' Report




The Board of Directors
NetObjects, Inc.:

         We have audited the accompanying consolidated balance sheets of NetObjects, Inc. and subsidiary (the Company), a majority owned subsidiary of IBM Corporation, as of September 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetObjects, Inc. and subsidiary, a majority owned subsidiary of IBM Corporation, as of September 30, 1999 and 1998, and the results of their operations and comprehensive loss and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles.





                                              KPMG LLP



Mountain View, California
November 5, 1999
                                       32

                                                          NETOBJECTS, INC.
                                                           AND SUBSIDIARY
                                          (A Majority Owned Subsidiary of IBM Corporation)
                                                     Consolidated Balance Sheets
                                           (In thousands, except share and per share data)
                                                                                                              September 30,
                                                                                                         --------------------------
                                                                                                           1999               1998
                                                                                                         ---------        ---------
                                   Assets
Current assets:
  Cash and cash equivalents                                                                              $  23,623        $     459
  Short-term investments                                                                                     9,331             --
  Accounts receivable, net of allowances of $908 and $2,263
    as of September 30, 1999 and 1998, respectively                                                          6,065            2,292
  Prepaid expenses and other current assets                                                                  1,486              754
                                                                                                         ---------        ---------
     Total current assets                                                                                   40,505            3,505
Property and equipment, net                                                                                  2,204            1,640
                                                                                                         ---------        ---------
Total assets                                                                                             $  42,709        $   5,145
                                                                                                         =========        =========

                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                                                       $   2,489        $   4,723
  Notes payable to IBM and IBM Credit                                                                         --             20,666
  Accrued compensation                                                                                       1,068            1,690
  Other accrued liabilities                                                                                  1,657            1,066
  Deferred revenue from IBM                                                                                   --              5,121
  Other deferred revenue                                                                                       988              169
  Current portion of capital lease obligations                                                                 281              299
                                                                                                         ---------        ---------
      Total current liabilities                                                                              6,483           33,734
                                                                                                         ---------        ---------
  Capital lease obligations, less current portion                                                               54              336
                                                                                                         =========        =========

  Stockholders Equity (Deficit):

  Convertible preferred stock, $0.01 par value, 0 and 15,783,333 shares authorized as of September 30, 1999 and 1998, respectively. 0 and
     11,576,937 shares issued and outstanding as of September 30, 1999 and 1998, respectively                 --                109

  Preferred stock, $0.01 par value, 6,000,000 and 0 shares authorized as of September 30,
     1999 and 1998, respectively. 0 shares issued and outstanding as of September 30, 1999 and 1998

  Common stock, $0.01 par value; 60,000,000 and 28,333,333 shares authorized as of
     September 30, 1999 and 1998, respectively. 24,755,960 and 2,001,186 shares issued
     and outstanding as of September 30, 1999 and 1998, respectively                                           248               20

  Additional paid in capital                                                                               110,810           18,318
  Notes receivable from stockholders                                                                           (23)            (113)
  Accumulated other comprehensive income (losses)                                                              (30)            --
  Deferred stock-based compensation                                                                         (1,205)            (541)
  Accumulated deficit                                                                                      (73,628)         (46,718)
                                                                                                         ---------        ---------
      Total stockholders equity (deficit)                                                                   36,172          (28,925)
                                                                                                         ---------        ---------
Total liabilities and stockholders equity (deficit)                                                      $  42,709        $   5,145
                                                                                                         =========        =========

              The accompanying notes are an integral part of these consolidated financial statements.

                                                          NETOBJECTS, INC.
                                                           AND SUBSIDIARY
                                                (A Majority Owned Subsidiary of IBM)
                                     Consolidated Statement of Operations and Comprehensive Loss
                                           (In thousands, except share and per share data)


                                                                                           Year Ended September 30,
                                                                           ---------------------------------------------------------
                                                                               1999                  1998                  1997
                                                                           ------------          ------------          ------------
Revenues:
     Software license fees                                                 $     13,566          $      9,703          $      7,392
     Service revenues                                                             2,178                  --
     Software license fees from IBM                                               3,689                 2,700                   175
     Service revenues from IBM                                                    2,782                 2,867                    --
                                                                           ------------          ------------          ------------
       Total revenues                                                            22,215                15,270                 7,567
                                                                           ------------          ------------          ------------

Cost of revenues:

  Software licensefees                                                            1,817                 2,531                   772
  Service revenues                                                                2,295                  --
  Service revenues from IBM                                                       2,113                 2,562                  --
                                                                           ------------          ------------          ------------
     Total cost of revenues                                                       6,225                 5,093                   772

Gross profit                                                                     15,990                10,177                 6,795
                                                                           ------------          ------------          ------------

Operating expenses:
  Sales and marketing                                                            18,800                17,114                12,161
  Research and development                                                        9,358                10,231                 8,436
  General and administrative                                                      4,314                 3,575                 3,762
  Stock-based compensation                                                          559                   227                    --
                                                                           ------------          ------------          ------------
     Total operating expenses                                                    33,031                31,147                24,359
                                                                           ------------          ------------          ------------
Operating income (loss)                                                         (17,041)              (20,970)              (17,564)
Interest income (expense)                                                          (715)               (1,194)                 (234)
Accretion of discount on debt                                                    (1,653)                 --                   --
Interest on beneficial conversion feature of
convertible debt                                                                 (7,457)                 --                   --
                                                                           ------------          ------------          ------------
  Income (loss) before income taxes                                             (26,866)              (22,164)              (17,798)
                                                                           ------------          ------------          ------------
Income taxes                                                                         44                    60                     1
                                                                           ------------          ------------          ------------
  Net income (loss)                                                             (26,910)              (22,224)              (17,799)
Translation adjustment                                                              (30)                 --
  Comprehensive loss                                                       $    (26,940)         $    (22,224)         $    (17,799)
                                                                           ============          ============          ============
Basic and diluted net income (loss) per share                              $      (2.40)         $     (12.26)         $     (10.45)
                                                                           ============          ============          ============

Shares used to calculate basic and diluted net
income (loss) per share                                                      11,215,118             1,812,484             1,702,726
                                                                           ============          ============          ============

                       The accompanying notes are an integral part of these consolidated financial statements.

                                                           NETOBJECTS INC.
                                                           AND SUBSIDIARY

                                                (A Majority Owned Subsidiary of IBM)
                                           Consolidated Statements of Stockholders' Equity
                                                Three Years Ended September 30, 1999
                                                           (In thousands)

CAPTION>
                                                                             Preferred Stock
                                        -------------------------------------------------------------------------------------------

                                           Series A           Series B           Series C           Series E           Series F
                                        ---------------    ---------------    ---------------    ---------------    ---------------

                                        Shares   Amount    Shares   Amount    Shares   Amount    Shares   Amount    Shares   Amount
                                        ------   ------    ------   ------    ------   ------    ------   ------    ------   ------


Balance at September 30, 1996            1,833              4,467       45
Exercise of stock options
Issuance of common stock
Repurchase of restricted stock
Warrants exercised                                             27              4,821       48        23
Issuance of Series E and F warrants
Conversion of Series A, B, and C
     preferred stock to Series E
     preferred stock                    (1,181)            (4,494)     (45)   (4,821)     (48)   10,495      105
Issuance of Series E preferred stock                                                                225        2
Net loss
                                        ------   ------    ------   ------    ------   ------    ------   ------    ------   ------


Balance at September 30, 1997              652                                                   10,743      107
Exercise of stock options
Issuance of common stock
Repurchase of restricted stock
Warrants to purchase Series F
     preferred stock
Issuance of Series E preferred stock                                                                182        2
Repayment of shareholder
     notes receivable
Deferred compensation related
     to stock option grants
Amortization of stock-based
     compensation
Net loss
                                        ------   ------    ------   ------    ------   ------    ------   ------    ------   ------


Balance at September 30, 1998              652                                                   10,925      109
Exercise of stock options
Issuance of common stock,
     non-employee grants
ESPP
Repurchase of restricted stock
Warrants exercised                                                               652        7
Warrants to purchase Series E
     preferred stock
Issuance of in-the-money convertible
     debt and warrants to purchase
     Series E preferred stock
Issuance of Series F preferred stock,
     net of $30 in issuance costs                                                                                      389        4
Issuance of Series E preferred stock,
     net of $67 in issuance costs                                                                    82        1
Cashless exercise of C warrants
Issuance of common stock at IPO,
     net of $7,076 in issuance costs
Conversion of Series A, C, E, and F
     preferred to common                  (652)                                 (652)      (7)  (11,007)    (110)     (389)      (4)
Issuance of common stock for
     Series A, C, E and F preferred
Convertible debt and interest
     converted to common stock
Repayment of shareholder
     notes receivable
Deferred compensation related
     to stock option grants
Amortization of stock-based
     compensation
Translation adjustment
Net loss
                                        ------   ------    ------   ------    ------   ------    ------   ------    ------   ------


Balance at September 30, 1999               --       --        --       --        --       --        --       --        --       --
                                        ======   ======    ======   ======    ======   ======    ======   ======    ======   ======


                                      Preferred Stock    Common Stock
                                      ---------------  ---------------  Additional
                                                                         Paid-in
                                      Shares   Amount  Shares   Amount   Capital
                                      ------   ------  ------   ------   -------

Balance at September 30, 1996          6,300       45   1,892       19     5,417
Exercise of stock options                 --       --     127        1        15
Issuance of common stock                  --       --       2       --         1
Repurchase of restricted stock            --       --    (164)      (2)      (18)
Warrants exercised                     4,871       48                      8,400
Issuance of Series E and F warrants       --       --                        298
Conversion of Series A, B, and C
     preferred stock to Series E
     preferred stock                      (1)      12                        (12)
Issuance of Series E preferred stock     225        2                      1,498
Net loss
                                      ------   ------  ------   ------   -------


Balance at September 30, 1997         11,395      107   1,857       18    15,599
Exercise of stock options                                 144        2        89
Issuance of common stock                                   18                116
Repurchase of restricted stock                            (18)                (2)
Warrants to purchase Series F
     preferred stock                                                         535
Issuance of Series E preferred stock     182        2                     1,213
Repayment of stockholder
     notes receivable
Deferred compensation related
     to stock option grants                                                  768
Amortization of stock-based
     compensation
Net loss
                                      ------   ------  ------   ------   -------


Balance at September 30, 1998         11,577      109   2,001       20    18,318
Exercise of stock options                                 541        5       588
Issuance of common stock,
     non-employee grants                                   33                316
Issuance of common stock
     pursuant to ESPP                                      13                 76
Repurchase of restricted stock                            (30)                (6)
Warrants exercised                       652        7                    1,181
Warrants to purchase Series E
     preferred stock                                                         120
Discount on issuance of
     in-the-money convertible
     debt and warrants to purchase
     Series E preferred stock                                              8,776
Issuance of Series F preferred stock,
     net of $30 in issuance costs        389        4                      3,466
Issuance of Series E preferred stock,
     net of $67 in issuance costs         82        1                        482
Cashless exercise of C warrants
     for common stock                                   1,356       14        14
Issuance of common stock at IPO,
     net of $7,076 in issuance costs                    6,000       60    64,862
Conversion of Series A, C, E, and F
     preferred to common             (12,700)    (121) 12,700      127        (6)
Convertible debt and interest
     converted to common stock                          2,142       22    11,428
Repayment of stockholder
     notes receivable
Deferred compensation related
     to stock option grants                                                1,223
Amortization of stock-based
     compensation
Translation adjustment
Net loss
                                      ------   ------  ------   ------   -------


Balance at September 30, 1999             --       --  24,756      248   110,810
                                      ======   ======  ======   ======   =======

                                                                                                 Total
                                         Deferred        Notes       Accumulated                 Stock-
                                          Stock-       Receivable       Other                   holders'
                                           Based         from       Comprehensive  Accumulated   Equity
                                        Compensation  Stockholders       Loss        Deficit    (Deficit)
                                        ------------  ------------      ------       -------    ---------

Balance at September 30, 1996                                 (143)         --        (6,695)      (1,357)
Exercise of stock options                                                                              16
Issuance of common stock                                                                                1
Repurchase of restricted stock                                                                        (20)
Warrants exercised                                                                                  8,448
Issuance of Series E and F warrants                                                                   298
Conversion of Series A, B, and C
     preferred stock to Series E
     preferred stock                                                                                   --
Issuance of Series E preferred stock                                                                1,500
Net loss                                                                             (17,799)     (17,799)
                                        ------------  ------------      ------       -------    ---------


Balance at September 30, 1997                                 (143)         --       (24,494)      (8,913)
Exercise of stock options                                                                              91
Issuance of common stock                                                                              116
Repurchase of restricted stock                                                                         (2)
Warrants to purchase Series F
     preferred stock                                                                                  535
Issuance of Series E preferred stock                                                               1,215
Repayment of stockholder
     notes receivable                                           30                                     30
Deferred compensation related
     to stock option grants                     (768)                                                  --
Amortization of stock-based
     compensation                                227                                                  227
Net loss                                                                             (22,224)     (22,224)
                                        ------------  ------------      ------       -------    ---------


Balance at September 30, 1998                   (541)         (113)         --       (46,718)     (28,925)
Exercise of stock options                                                                             593
Issuance of common stock,
     non-employee grants                                                                              316
Issuance of common stock
     pursuant to ESPP                                                                                  76
Repurchase of restricted stock                                                                         (6)
Warrants exercised                                                                                1,188
Warrants to purchase Series E
     preferred stock                                                                                  120
Discount on issuance of
     in-the-money convertible
     debt and warrants to purchase
     Series E preferred stock                                                                       8,776
Issuance of Series F preferred stock,
     net of $30 in issuance costs                                                                   3,470
Issuance of Series E preferred stock,
     net of $67 in issuance costs                                                                     483
Cashless exercise of C warrants
     for common stock                                                                                  --
Issuance of common stock at IPO,
     net of $7,076 in issuance costs                                                               64,922
Conversion of Series A, C, E, and F
     preferred to common             (                                                                 --
Convertible debt and interest
     converted to common stock                                                                     11,450
Repayment of stockholder
     notes receivable                                           90                                     90
Deferred compensation related
     to stock option grants                   (1,223)                                                  --
Amortization of stock-based
     compensation                                559                                                  559
Translation adjustment                                                     (30)                       (30)
Net loss                                                                             (26,910)     (26,910)
                                        ------------  ------------      ------       -------    ---------


Balance at September 30, 1999                 (1,205)          (23)        (30)      (73,628)      36,172
                                        ============  ============      ======       =======    =========







                       The accompanying notes are an integral part of these consolidated financial statements.

                                                          NETOBJECTS, INC.
                                                           AND SUBSIDIARY
                                                (A Majority Owned Subsidiary of IBM)

                                                Consolidated Statements of Cash Flows
                                                           (In thousands)
                                                                                                 Year ended September 30,
                                                                                                 ------------------------
                                                                                       --------          --------         ---------
                                                                                         1999              1998              1997
                                                                                       --------          --------         ---------

Cash used in operating activities:
Net loss                                                                               $(26,940)         $(22,224)        $ (17,799)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                                           1,119             1,104               697
  Accretion of discount on borrowings                                                     1,653               201              --
  Nonrecurring interest charge on beneficial conversion
   feature of convertible debt                                                            7,457              --                --
  Amortization of deferred stock-based compensation                                         559               227              --
  Changes in operating assets and liabilities:
      Accounts receivable                                                                (3,772)             (275)           (2,018)
      Prepaid expenses and other current assets                                            (234)             (306)               27
      Accounts payable                                                                   (1,919)            2,205               721
      Accrued compensation                                                                 (622)              649               699
      Other accrued liabilities                                                             810               382               685
      Deferred revenue                                                                   (4,301)             (999)            6,186
      Interest payable                                                                      321              --                --
                                                                                       --------          --------         ---------
         Net cash used in operating activities                                          (25,869)          (19,036)          (10,802)

Cash used in investing activities:
    Purchases of property and equipment                                                  (1,684)             (792)           (1,028)
    Bridge loan to Sitematic Corporation                                                   (500)             --                --
    Purchases of short-term investments                                                 (16,000)             --                --
    Maturities of short-term investments                                                  6,669              --                --
                                                                                       --------          --------         ---------
        Net cash used in investing activities                                           (11,515)             (792)           (1,028)

Cash used in financing activities:
    Proceeds from short-term borrowings                                                   3,421            21,000             1,050
    Repayments of short-term borrowings                                                 (24,421)           (2,050)             --
    Proceeds from convertible debt                                                       12,910              --                --
    Repayment of convertible debt                                                        (2,000)             --                --
    Payment on capital lease obligations                                                   (298)             (300)             (252)
    Proceeds from issuance of preferred stock, net of
       issuance costs                                                                     5,262             1,215            10,246
    Proceeds from issuance of common stock, net of
       issuance costs                                                                    65,584                91                17
    Repurchases of common stock                                                            --                  (2)              (20)
    Repayment of stockholder notes receivable                                                90                30              --
                                                                                       --------          --------         ---------
         Net cash provided by financing activities                                       60,548            19,984            11,041

Net increase (decrease) in cash                                                          23,164               156              (789)
Cash and cash equivalents at beginning of period                                            459               303             1,092
                                                                                       --------          --------         ---------
Cash and cash equivalents at end of period                                             $ 23,623          $    459          $    303
                                                                                       ========          ========          ========


Supplemental disclosures of cash flow information:
    Interest paid                                                                      $  1,471          $    753          $    293
    Noncash investing and financing activities:
      Equipment recorded under capital leases                                          $    335          $    634          $    934
      Deferred stock-based compensation                                                $  1,223          $    768          $   --
      Discount on borrowings                                                           $  1,653          $    535          $    298
      Stock issued in exchange for services                                            $    316          $   --            $   --
      Common stock issued in exchange for note receivable                              $   --            $    116          $   --

              The accompanying notes are an integral part of these consolidated financial statements.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements
                 (in thousands, except share and per share data)

1.       Description of the Business

         The Company was incorporated in Delaware on November 21, 1995 and became a majority-owned subsidiary of IBM on April 11, 1997. The transaction did not result in a new accounting basis for financial reporting purposes of the Company. In fiscal 1998, the Company changed its fiscal year end from September 30 to the Saturday nearest September 30. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end.

         On May 7, 1999, the Company completed its initial public offering. At that time, all series of convertible preferred shares outstanding were converted to common stock.

         NetObjects provides software and solutions that enable small businesses and large enterprises to build, deploy and maintain Internet and intranet web sites and applications.

2.       Summary of Significant Accounting Policies

         The accompanying consolidated financial statements of NetObjects, Inc. and subsidiary (a majority owned subsidiary of IBM) ("the Company" or "NetObjects") have been prepared in accordance with generally accepted accounting principles. Certain 1998 amounts have been reclassified to conform to the 1999 basis of presentation.

         Consolidation Principles

         The accompanying consolidated accounts and financial statements include the accounts of the Company and its wholly-owned subsidiary, NetObjects, Ltd. All intercompany transactions have been eliminated in consolidation.

         Estimates and Assumptions

         In preparing these financial statements, management has made estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates.

         Foreign Currency Translation

         The functional currency of the Company's foreign subsidiary is its local currency. Adjustments arising from the translation of the subsidiary financial statements are reflected as a separate component of stockholder's equity. Foreign currency transaction gains and losses are included in the consolidated statements of operations.

         Revenue Recognition

         The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition.

         Through September 30, 1998, the Company recognized revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 91-1, Software Revenue Recognition. Software license fees were generally recognized upon delivery to distributors, net of an allowance for estimated returns, price protection and rebates, provided no significant obligations of the Company remained and collection for the resulting receivable was probable.

                              NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements

         Under SOP 97-2, which was adopted by the Company in fiscal 1999, software license revenue is recognized upon delivery of the software, when persuasive evidence of an agreement exists, and provided the fee is fixed, determinable, and collectible, and the arrangement does not involve significant customization of the software. Maintenance and service revenue are recognized on a straight-line basis over the term of the maintenance agreement. In addition, SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements.

         The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all elements in a multiple-element arrangement, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

         Software license fees are generally recognized upon delivery to distributors, net of an allowance for estimated returns, price protection and rebates, provided no significant obligations of the Company remained and collection for the resulting receivable was probable. The Company receives inventory on hand and sales information from its significant distributors on a periodic basis. The allowance for returns and price protection is determined based on a comparison of inventory on hand in the distribution channel to historical sales made by the distributors to their respective customers. This analysis is performed on a product line basis to estimate potential excess inventory in the distribution channel. The allowance for rebates is based upon contractual rebate rates certain distributors earn upon selling products to their respective customers. Software license fees earned from products bundled with original equipment manufacturer's (OEM) products are recognized upon the OEM shipping bundled products to its customer. IBM and Lotus are considered OEMs for purposes of this accounting policy. See Note 8 for a discussion of software license fees from IBM.

         Service revenues from maintenance agreements for support and upgrades of existing products are deferred and recognized ratably over the term of the contract, which typically is 12 months. Service revenues for training and consulting services are recognized as the services are performed. See Note 8 for a discussion of service revenues from IBM.

         In December 1998, AcSEC issued SOP 98-9 Software Revenue Recognition, with Respect to Certain Arrangements, which requires recognition of revenue using the "residual method" in a multiple element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company will adopt SOP 98-9 in fiscal 2000 and does not expect that its adoption will have a significant impact on the Company's results of operations.

         Stock-Based Compensation

         The Company accounts for its stock-based compensation plans using the intrinsic value method. Deferred stock-based compensation expense is recorded if, on the date of the grant, the current market value of the underlying stock exceeds the exercise price. The Company amortizes deferred stock-based compensation in accordance with FASB Interpretation 28.

         Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from stock subject to repurchase, options and warrants to purchase common stock using the treasury stock method and from convertible securities using the "as if-converted" basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive. To date, the Company has not had any issuances or grants for nominal consideration.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements

         Diluted net loss per share for the year ended September 30, 1999, does not include the effect of approximately 3,045,869 stock options with a weighted-average exercise price of $4.42 per share, 4,614,550 common stock warrants with a weighted-average exercise price of $7.49 per share, or 37,594 shares of common stock issued and subject to repurchase at a weighted-average exercise price of $0.12, because their effects are antidilutive.

         Diluted net loss per share for the year ended September 30, 1998, does not include the effect of approximately 11,576,937 (on and "as if-converted" basis) shares of convertible preferred stock outstanding, 2,466,694 stock options with a weighted-average exercise price of $1.32 per share, 6,650,006 preferred stock warrants with a weighted-average exercise price of $5.60 per share, or 88,177 shares of common stock issued and subject to repurchase at a weighted-average exercise price of $0.12, because their effects are antidilutive.

         Diluted net loss per share for the year ended September 30, 1997, does not include the effect of approximately 11,394,965 (on and "as if-converted" basis) shares of convertible preferred stock outstanding, 2,517,670 stock options with a weighted-average exercise price of $1.20 per share, 6,650,006 preferred stock warrants with a weighted-average exercise price of $5.60 per share, or 134,524 shares of common stock issued and subject to repurchase at a weighted-average exercise price of $0.12, because their effects are antidilutive.

         Property and Equipment

         Fixed assets are stated at cost and depreciated over the useful life of the related asset on a straight-line basis. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the lesser of the related asset's estimated useful life or the remaining lease term.

         The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured as the difference between the carrying amount of the asset and its fair value. To date, the Company has made no adjustments to the carrying values of its long-lived assets.

         Research and Development

         Research and development costs are expensed as incurred up to the point that technological feasibility is established. To date, the Company has not capitalized any software development costs as software development has been completed concurrent with the establishment of technological feasibility.

         Accumulated Other Comprehensive Losses

         Other comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. To date, accumulated other comprehensive losses have consisted entirely of foreign currency translation adjustments. The tax effects of translation adjustments were not significant.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements

         Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133 (SFAS 133), Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 is effective as of the beginning of the first quarter of the fiscal year beginning after June 16, 2000. The Company is determining the effect of SFAS 133 on its financial statements.

         In February 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidelines to assist management in determining when software products developed or purchased for internal use should be expensed or capitalized. The Company does not expect SOP 98-1 to have a material effect on its financial condition or results of operations.

         Income Taxes

         Income taxes are recorded using the asset and liability method. The Company's tax provision for all years has been calculated on a stand-alone basis. Deferred tax liabilities and assets are recognized for the expected future tax consequences attributable to differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         Cash, cash equivalents and short-term investments

         The Company considers cash held in checking accounts and highly liquid investments held in money-market funds and certificates of deposit with maturities of 90 days or less at the date of purchase to be cash equivalents.

         Short-term investments consisting of high-quality commercial paper having maturities of 90 to 180 days at September 30, 1999, were classified as held to maturity, and measured at amortized cost. The Company does not hold equity securities for investment purposes.

         Concentration of Credit Risk

         Accounts receivable has the potential to subject the Company to concentrations of credit risk. The Company evaluates its customer's financial condition, prior to extending terms, performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. As necessary, the Company maintains an allowance for doubtful accounts and to date the use of such allowances has been within management estimates.

         For the year ended September 30, 1999, software license fees and service revenue from IBM represented approximately 29% of total revenues, while three other customers accounted for approximately 24% of total revenues. No other customer accounts for more than 5% of total revenue.

         For the year ended September 30, 1998, software license fees and service revenue from IBM represented approximately 36% of total revenues. Sales to one other customer accounted for 29% of total revenue.

         The Company's principal markets are North America, Europe and Japan. International sales represented approximately 23%, 16% and 15% of revenues for the fiscal years ended September 30, 1999, 1998 and 1997.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements

         Fair Value of Financial Instruments

         SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires that fair values be disclosed for most of the Company's financial instruments. The carrying amounts of cash and cash equivalents, short term investments, account receivable, accounts payable, accrued compensation, other accrued liabilities, and notes payable approximate fair value because of the short maturity of these instruments.

         Advertising Expense

         The cost of advertising is expensed as incurred and included in selling and marketing expenses. For the years ended September 30, 1999, 1998 and 1997, those expenses totaled approximately $7.2 million, $5.8 million, and $4.9 million, respectively.

         Employee Benefits Plan

         The Company has established a qualified savings plan for employees under Section 401(k) of the Internal Revenue Service Code, in which employees may defer as much as 15% of their pretax annual salary up to the statutory limits. The Company does not contribute to the Benefit Plan.


3.       Property and Equipment

     Property and equipment consisted of the following (in thousands):

                                                             September 30,
                                                          ------------------
                                                            1999       1998
                                                          -------    -------
Computer equipment and software                           $ 2,963    $ 2,166
Fulrniture and equipment                                      651        559
Leasehold improvements                                      1,589        795
                                                          -------    -------
                                                            5,203      3,520

Less: accumulated depreciation and amortization            (2,999)    (1,880
                                                          -------    -------
Total property and equipment                              $ 2,204    $ 1,640
                                                          =======    =======

Equipment recorded under capital leases is $1.2 million and the related accumulated amortization is approximately $912 thousand as of September 30, 1999.


4.       Stockholder's Equity (Deficit)

         Capital stock

         On March 14, 1997,  the Company  issued  warrants to purchase  274,604,
105,511,  73,190,  109,783,  188,636,  13,581  and  10,551  shares  of  Series F preferred stock, originally classified as Series D preferred stock, respectively, at a purchase price of $10.80 per share, to Perseus U.S.
Investors, L.L.C., Rae Technology, LLC, Venrock Associates, L.P., Venrock Associates II, L.P., Norwest Equity Partners V, John Sculley and Studio Archetype, respectively. On December 23, 1997, the Company issued a warrant to purchase 83,333 shares of Series F preferred stock, at a purchase price of $10.80 per share, to IBM Credit Corp. These warrants are exercisable for three years from the date of issuance. The holders of the warrants may surrender them on a cashless exercise basis by surrendering shares of common stock as payment of the exercise price. The preferred warrants automatically convert to common stock upon exercise.

In connection with IBM's acquisition of approximately 80% of our stock on April 11, 1997, the Company issued a warrant to IBM to purchase up to 3,482,838 shares of Series E preferred stock at an exercise price of approximately $6.68 per share. IBM's warrant to purchase shares of Series E preferred stock expires on April 11, 2000. The preferred warrants automatically convert to common stock upon exercise.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements




         On October 8, 1998, the Company entered into Convertible Note and Warrant Purchase Agreements with IBM and Perseus Capital LLC. Principal and accrued interest on these notes was converted into Series E-2 preferred stock at $5.35 per share upon the completion of the Company's initial public offering
(IPO). The Company recorded a $7.5 million nonrecurring interest charge in fiscal 1999 to account for the "in-the-money" conversion right of the convertible notes. These notes totaling $10.9 million were converted automatically into 2,141,713 shares of common stock at the IPO.

         In connection with the Convertible Note and Warrant Purchase Agreement, the Company issued warrants to acquire 163,715 shares of Series E-2 preferred stock at an exercise price of $6.68 per share. The Company determined the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate of 6%; an expected life of five years; volatility of 65%; and no dividend yield. The resulting interest expense of $887,000, which appears on our statement of operations as a portion of the accretion of discount on debt, was fully amortized during the year ended September 30, 1999. The warrants remain outstanding and are exercisable at any time before October, 2003. The preferred warrants automatically convert to common stock upon exercise.

         On October 16, 1998, NetObjects entered into a Stock Purchase Agreement with Novell authorizing the sale and issuance of 333,333 shares of Series F-2 preferred stock at a purchase price of $9.00 per share for an aggregate price of $3 million. The transaction closed on October 26, 1998. At that time, Novell received a warrant to purchase an additional 16,666 shares of Series F-2 preferred stock at $9.00 per share. The warrant was exercisable only if the Company did not complete an initial public offering with aggregate proceeds of more than $30 million by December 31, 2000. Since the Company met these conditions with its IPO, Novell's warrants expired unexercised.

         On October 28, 1998, NetObjects entered into a Stock Purchase Agreement with MC Silicon Valley, a subsidiary of Mitsubishi, authorizing the sale and issuance of 55,555 shares of Series F-2 preferred stock at a purchase price of $9.00 per share, for an aggregate price of $500,000. The transaction closed on November 10, 1998. At the time of the IPO, these share of Series F-2 preferred stock were converted into common stock.

         In connection with notes issued to IBM, the Company issued warrants to acquire 51,335 shares of Series E-2 preferred stock at an exercise price of $6.68 per share. The Company determined the fair value of these warrants at the date of grant using the Black-Scholes pricing model. The resulting discount of $432,000 was accounted for as additional paid-in capital and was fully amortized in fiscal 1999. The warrants are exercisable at any time before February, 2004. The preferred warrants automatically convert to common stock upon exercise.

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

         In the fiscal year ended September 30, 1999, the Company issued common stock with a fair value of approximately $316,000 to various vendors in exchange for services.

         Stock split

         On February 4, 1999, the board of directors authorized a recapitalization of the Company's equity structure, including changes in par value, the number of shares authorized and a 1-for-6 reverse split of all the outstanding shares of the Company's preferred and common stock. All share and per share amounts have been restated to reflect the reverse stock split for all periods presented.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements

     Stock option plans

         The Company's 1997 Stock Option Plan provides for the issuance of incentive stock options under the Internal Revenue Code of 1986 and for the issuance of nonqualified stock options to purchase common stock to employees, non-employee directors or consultants at prices not less than the fair market value at the date of grant. A total of 2,158,943 shares of common stock have been authorized for issuance under the 1997 Plan. The board of directors determines the fair market value of the common stock. Options currently outstanding generally vest 25% at the end of the first year and then monthly on a pro rata basis over the next three years. Options expire ten years from the date of grant.

         In connection with IBM's acquisition of approximately 80% of our outstanding stock in April 1997, the 1996 Stock Option Plan was cancelled and all options issued under that plan were reissued under the 1997 Plan. Under the 1996 Stock Option Plan, optionees had the right to exercise unvested options, subject to the Company's right to repurchase unvested shares held at the time of termination of employment. That right was carried over to the 1997 Plan for optionees who held options under the 1996 Stock Option Plan that were reissued under the 1997 Plan, but does not apply to new options granted since April 11, 1997 under the 1997 Plan. At September 30, 1999, 37,594 shares of common stock were subject to our right of repurchase, and 1,631,079 shares of common stock were available for future option grants, under the 1997 Plan.

         In March 1997, the board of directors adopted, and in April 1997, the stockholders approved, the 1997 Special Stock Option Plan. A total of 1,041,056 shares of common stock were authorized for issuance under the plan. On March 18, 1997, the board of directors authorized the grant of options for the purchase of all shares of common stock authorized for issuance under the plan to 35 key employees. The options granted under the plan generally vest 25% at the end of the first year and then monthly on a pro rata basis over the next three years. The board of directors does not intend to grant any more options under this stock option plan.

         In connection  with options  granted in fiscal year 1999 and 1998,  the
Company has recorded deferred stock-based compensation of $1,223,000 and $768,000, respectively, representing the difference between the exercise price and the fair value of the Company's common stock at the date of grant. Amortization of deferred stock-based compensation of $559,000 and $227,000 was recognized during the fiscal years ended September 30, 1999 and 1998, respectively.



         The Company's stock option plans and related activity are summarized in the table below:

                                                     Year ended                     Year ended                  Year ended
                                                 September 30, 1999             September 30, 1998          September 30, 1997
                                          -------------------------------     -------------------------   ------------------------
                                                               Weighted                     Weighted                      Weighted
                                                                Average                      Average                      Average
                                             Number of          Exercise      Number of     Exercise       Number of     Exercise
                                              Options             Price        Options        Price         Options        Price
                                             ---------          ---------     ---------     --------      ----------     ---------
Outstanding at beginning of
period                                       2,466,694           $   1.32     2,517,670     $   1.20         758,051     $   0.12
Granted at market value                        848,180           $   7.28       173,362     $   2.10       2,251,557     $   1.05
Granted at less than market value              939,361           $   7.47       167,940     $   2.10             --            --
Exercised                                     (541,498)          $   1.09      (144,410)    $   0.60        (126,353)    $   0.12
Canceled                                      (666,868)          $   3.70      (247,768)    $   1.26        (365,585)    $   0.48
                                             ---------                        ---------                    ---------
Outstanding at end of period                 3,045,869           $   4.42     2,466,694     $   1.32       2,517,670     $   1.20
                                             =========                        =========                    =========
Vested at period end                           973,735                          852,158                      128,388           --
                                             =========                        =========                    =========


Weighted-average fair value
of options granted
during the period with
exercise prices equal to
market value at date of grant                                    $   5.41                   $   0.66                     $   1.08


Weighted-average fair value
of options granted
 during the period with
exercise prices less than
market value at date of grant                                    $   5.65                   $   0.69                     $     --


                                            NETOBJECTS, INC.
                                             AND SUBSIDIARY
                                  (A Majority Owned Subsidiary of IBM)

                               Notes to Consolidated Financial Statements

The following table summarizes outstanding and exercisable options at September 30, 1999:

                                   Options Outstanding                        Options Exercisable
                    --------------------------------------------------   ------------------------------
     Range of                     Weighted average          Weighted                        Weighted
   of exercise        Number        contractual life        average         Number           average
     prices         Outstanding    remaining (In years)  exercise price   Exercisable    exercise price
   ----------       -----------   --------------------   --------------   -----------    --------------
     0.12              166,293                 7.55               0.12       125,091                0.12
   0.30 - 0.60          94,668                 7.54               0.81        46,336                0.39
   1.50 - 2.10       1,236,547                 7.66               1.61       728,890                1.58
   5.31 - 6.91         456,693                 9.86               6.02         5,334                6.09
   7.06 - 7.94         844,489                 9.43               7.51        48,898                7.53
   8.06-12.00          247,179                 9.67               9.55        20,834                9.87
                     ---------                 ----               ----       -------                ----
                     3,045,869                 8.64               4.44       975,383                1.83
                     =========                 ====               ====       =======                ====

         Employee stock purchase plan.

         The Company's board of directors approved the 1999 Employee Stock Purchase Plan (ESPP), which became effective on May 28, 1999, and 300,000 shares were reserved under the plan.

         The ESPP permits an eligible employee to purchase common stock, in an amount which may not exceed 10% of his or her compensation, at a price equal to 85% of the lesser of the fair market value of the common stock at the beginning of the offering period and the fair market value of the common stock at the end of each purchase period.

         During the first offering period of the ESPP, which concluded on July 31, 1999, 12,983 shares were purchased at $5.87 per share. The weighted average fair market value of the stock purchase rights granted during fiscal 1999 was $2.20.

         Stock compensation

         The Company accounts for stock-based compensation using the intrinsic method. Had compensation expense for the Company's stock compensation plans been determined using the fair-value method, as described by SFAS 123, Accounting for Stock-Based Compensation, pro forma losses for 1999, 1998 and 1997 would have been as follows (in thousands, except per share amounts):

                                               Year ended September 30,
                                               ------------------------
                                           1999            1998            1997
                                           ----            ----            ----
Net income (loss)
    As reported                     $   (26,940)     $  (22,224)     $  (17,799)
    Pro forma                           (28,011)        (22,417)        (17,851)

Net income (loss) per share -
 basic and diluted
   As reported                            (2.40)         (12.26)         (10.45)
   Pro forma                              (2.50)         (12.37)         (10.48)
                                    -----------      ----------      ----------
Weighted average common
  shares outstanding                 11,215,118       1,812,484       1,702,726
                                    ===========      ==========      ==========



         For the fiscal year ended September 30, 1999 fair value was determined for all of the Company's stock-based compensation plans using the Black-Scholes option pricing method with the following weighted-average assumptions: an expected life of two years, a risk-free interest rate of 5.875%, expected volatility of 0.85 and no dividend yield. Expected volatility was calculated using an average of NetObjects share price volatility and the share price volatility of similar companies.

         For the fiscal years ended September 30, 1998 and 1997, the fair value of each option granted was estimated using the minimum value method on the date of grant, assuming a risk-free interest rate of 6.5%, an expected life of four years, and no dividend yield.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements


5.       Income Taxes

         The Company's deferred tax assets are as follows (in thousands):


                                                    Year ended September 30,
                                                    ------------------------
                                                     1999               1998
                                                     ----               ----

Net operating loss carryforwards                   $   29,821         $  17,506
Research and development credit carryforwards           1,811             1,649
Accruals and reserves not currently deductible          1,059             1,767
Depreciation on property and equipment                    739               488
                                              ----------------    --------------
      Gross deferred tax assets                        33,430            21,410
                                              ----------------    --------------

Valuation allowance                                  (33,430)          (21,410)

                                              ----------------    --------------
      Net deferred tax assets                 $         ---       $       ---
                                              ================    ==============


         The Company has recorded a valuation allowance on its deferred tax assets due to uncertainty of future realization of such amounts. The valuation allowance increased by approximately $12.0 million from fiscal 1998 to fiscal 1999, and by $10.8 million from fiscal 1997 to fiscal 1998.

         As of September 30, 1999, the Company had net operating loss carryforwards of $70.2 million and $67.3 million for federal and state income tax purposes, respectively. The federal tax loss carryforwards expire in years 2012 through 2020, while the state tax loss carryforwards expire in the year 2005. As of September 30, 1999 the Company has research and development credit carryforwards for federal and state tax purposes of approximately $1,041,000 and $770,000 respectively. The federal research and development credit carryforwards expire in the years 2012 through 2020. The state research and development credits can be carried forward indefinitely.

         The Tax Reform Act of 1986 and the California Tax Conformity Act of 1987 limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company had such an ownership change, as defined, in April 1997. Accordingly, $11.5 million of the Company's federal and state net operating loss carryforwards are limited in their annual usage to $3.9 million per year on a cumulative basis.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements

         The Company's actual tax expense for the years ended September 30, 1999, 1998, and 1997 differs from the benefit at the federal statutory tax rate of 34%, as follows (in thousands):

                                             Year ended September 30,
                                             ------------------------
                                         1999            1998             1997
                                         ----            ----             ----
  Statutory federal income tax
     benefit                           $(9,243)        $ (7,556)       $ (6,051)
  Losses not benefited                   9,243            7,556           6,051
  State taxes                                1                1               1
  Foreign taxes                             43               59             ---
                                   ------------    -------------    ------------
                                        $   44           $   60          $    1
                                   ============    =============    ============


         The components of income taxes for the years ended September 30, 1999, 1998, and 1997 are as follows (in thousands):


                                Year ended September 30,
                                ------------------------
                         1999             1998            1997
                         ----             ----            ----
Current:
    Foreign             $   43            $   59         $  ---
    State                    1                 1              1
                   ------------      ------------     ----------
Total                   $   44             $  60          $   1
                   ============      ============     ==========


6.       Commitments

         Operating leases

         Total rental expense for operating leases was approximately $686,000, $683,000, and $341,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Future minimum rental payments under noncancellable leases are approximately $893,000 $884,000, and $869,000 for the years ended September 30, 2000, 2001, and 2002, respectively. As of September 30, 1999, approximately $360,000 of the Company's cash balance is pledged as security for a furniture and fixtures lease.

7.       Segment Information

         The Company conducts its business in two distinct segments: Enterprise and Small Business Online. The principal product of the Enterprise segment is NetObjects Authoring Server, which is targeted toward the large business intranet market. The principal product of the Small Business and Online segment is NetObjects Fusion, which is targeted to small businesses that would like to establish a website or upgrade an existing site. The Company uses a direct sales force to distribute NetObjects Authoring Server domestically and through resellers in international markets. The Company sells NetObjects Fusion through resellers, distributors, and a dedicated website.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

         The Company's Chief Operating Decision Maker (CODM) is the Chief Executive Officer. During fiscal 1999, the CODM received only revenue information on a disaggregated basis for the Company's two segments. All other operating information was prepared on a basis consistent with the consolidated statement of operations.

Revenue information for the Company's two segments is as follows:

                           Small Business
                             on Online         Enterprise       Total NetObjects
                             ---------         ----------       ----------------
Revenues:
     Domestic license           10,600            2,200               12,800
     International license       4,400               --                4,400
     Domestic service               --            1,500                1,500
     International service          --              700                  700
     IBM service                 2,800               --                2,800
                                ------            -----               ------
       Total Revenue            17,800            4,400               22,200
                                ======            =====               ======


         In the Small Business Online segment, $3.7 million in software license fees from IBM for the year ended September 30, 1999 represented the only significant customer concentration. This compares to $2.7 million from IBM for the year ended September 30, 1998, when the Company operated in a single segment. There were no significant customer concentrations in the Enterprise segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

         Sales for the Small Business Online segment were concentrated in the United States and Europe, representing approximately $13.4 million and $4.4 million, respectively. Sales for the Enterprise segment were concentrated in the United States and Europe, representing approximately $3.7 million and $0.7 million, respectively.

         The Company did not begin selling NetObjects Authoring Server until September 1998 and did not begin operating in two segments until the end of fiscal 1999. As a result, a comparison with previous fiscal years would not be meaningful.

         Substantially all of the Company's assets are located within the United States.

8.       IBM Relationship

Sales and Service Agreements with IBM

     The Company entered into a Master License Agreement with IBM in 1997 that was subsequently amended effective September 30, 1998. The salient terms of the agreement were as follows:

     o IBM could sublicense the Company's software products in exchange for per unit royalty payments.

     o IBM was to make prepaid royalty payments of $1.5 million on a quarterly basis beginning April 1, 1997 and ending October 1, 1998. However, the Company could and did request that these prepayments be made in advance of the due date. IBM made payments of $10.5 million to the Company between April 1 and December 31, 1997, for which the Company paid interest at the rate of 7.5% per annum.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements

     o The Company agreed to integrate certain of the Company's software products into IBM's WebSphere software products as part of a service agreement with IBM, for which the Company was to be paid an amount not to exceed $6.0 million.

In January 1999 the Company and IBM amended the Master License Agreement as follows:

     o Under an agreement with Lotus, a certain number of units of the Company's products were to be bundled with Lotus products in a promotional period that was to end September 30, 1998. The promotional period was extended to June 30, 1999 and the maximum number of units to be shipped under the program was increased from 200,000 to 225,000.

     o The maximum amount to be paid to the Company in connection with the services provided to IBM was reduced to approximately $5.3 million, and the related mark-up on the services to be provided was reduced.

         In March 1999 the Company and IBM amended the Master License Agreement to establish a new special promotion program whereby Lotus will bundle certain NetObjects products with certain Lotus products, and Lotus will pay the Company royalties based on a percentage of Lotus' net revenue. The promotion period began on January 1, 1999 and ends on December 31, 1999.

         For the year ended September 30, 1999 and 1998, the Company recognized license revenues from IBM of approximately $3.7 million and $2.7 million, respectively. Service revenues from IBM for the same periods were approximately $2.8 million and $2.9 million, respectively.

Debt and Equity Financing from IBM

         IBM acquired controlling interest of NetObjects on April 11, 1997, receiving 10,495,968 shares of Series E convertible preferred stock at $6.68 per share. This represented about 80% of the Company's voting securities at the time. In connection with this transaction, the Company issued a warrant to IBM to purchase up to 3,482,838 shares of Series E convertible preferred stock at an exercise price of approximately $6.68 per share. This warrant remains outstanding and expires April 11, 2000. The Series E preferred stock issued to IBM when they acquired 80% of our voting shares was converted to common stock at our IPO. The preferred warrants automatically convert to common stock upon exercise.

         In December 1997, the Company obtained a line of credit from IBM Credit Corp. that was eventually increased to a total of $19 million. The interest rate on this line was LIBOR + 1.5%. In connection with this line, we issued warrants to purchase 83,333 shares of Series F convertible preferred stock at $10.80 per share to IBM Credit Corp. This note was repaid with proceeds from our initial public offering in May 1999. The warrant to purchase Series F convertible preferred stock expires December 23, 2002 and automatically converts to common stock upon exercise. The Company determined the fair value of these warrants using the Black-Scholes option pricing model. Interest expense of $535,000, which appears on the statement of operations as a portion of the accretion of discount on debt to IBM, has been fully amortized as of Sept. 30, 1999.

         In October 1998, the Company entered into a Convertible Note and Warrant Purchase Agreement with IBM and Perseus Capital LLC, under which the
Company borrowed $10.9 million and issued warrants to purchase an additional 163,715 shares of Series E-2 preferred stock at $6.68 per share. These notes totaling $10.9 million were converted automatically into 2,141,713 shares of common stock at the IPO. The warrant to purchase Series E-2 convertible preferred expires October 8, 2003 and remains outstanding. The preferred warrants automatically convert to common stock upon exercise.

         From February 1999 through March 1999, the Company borrowed an additional $3.4 million from IBM at an interest rate of 10% per annum, for which IBM received warrants to acquire 51,335 shares of Series E-2 preferred stock at $6.68 per share. In April 1999, the Company borrowed an additional $2 million from IBM under the Convertible Note and Warrant Purchase Agreement. The Company repaid both notes with proceeds of its IPO. The warrant to purchase Series E-2 convertible preferred expires February 19, 2004 and automatically converts to common stock upon exercsie. The Company determined the fair value of these warrants using the Black-Scholes option pricing model. Interest expense of $432,000, which appears on the statement of operations as a portion of the accretion of discount on debt, has been fully amortized as of Sept. 30, 1999.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements


         As of September 30, 1999 IBM held 12,475,843 shares of the Company's common stock and warrants to purchase an additional 3,819,365 shares of common stock. If all outstanding warrants were exercised, IBM would own approximately 53% of the Company's common stock.

9. Other Related Party Transactions

         During fiscal 1999 the Company received royalty payments of $_____ from Novell Corporation, a stockholder of the Company.

10.  Subsequent Event

         On October 4, 1999, the Company acquired Sitematic Corporation, an Application Services Provider (ASP) that offers e-business solutions for small businesses. Under the terms of the acquisition, which will be accounted for as a purchase, the Company exchanged approximately two million shares of common stock for all issued and outstanding Sitematic equity.

         In addition to conversion of their preferred shares to the Company's common stock, Sitematic preferred shareholders received approximately $1.6 million for their shares. All issued and outstanding Sitematic options were converted to options to purchase the Company's common stock.

         Sitematic's operating results for the year ended September 30, 1999 included revenue of approximately $0.2 million and a net loss of approximately $2.6 million.

         Total consideration, transaction costs of approximately $0.5 million, was $15.4 million. Allocation of the purchase price that is in excess of Sitematic Corporation's net book value will result in the addition of about $15.6 million in intangible assets to the Company's balance sheet, of which about $13.6 million represents goodwill. The intangible assets will be amortized on a straight-line basis over periods ranging from 2 to 5 years.