Form 10-K/A
period 1999-09-30
NETOBJECTS INC
filed 1999-12-23
CIK 1009386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                Amendment No. 1
                                    Form 10-K

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

Item 1. Business



Our Company

         We are a leading provider of software, solutions, and services that enable small businesses to build, deploy, maintain websites, and conduct online e-business, and enable large enterprises to effectively create and manage corporate intranets. Our e-business solutions address the growing challenges faced by businesses in capturing the explosive growth of the Internet as an online business medium to publish content, run web applications, and manage their e-business operations.

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


         Marketing Activities

         Since our inception, we have invested a substantial percentage of our annual revenues in a broad range of marketing activities to generate demand, gain corporate brand identity, establish the site building product category and educate the market about our products and services. These activities have included advertising, including both print and online, direct marketing, including direct mail, newsletters and e-mail, public relations, seminars for potential customers, participation in trade shows, as well as conferences and website promotion. Our marketing programs are aimed at informing our customers of the capabilities and benefits of our products and services, increasing brand awareness, stimulating demand across all market segments and encouraging independent software developers to develop products and web applications that are compatible with our products and technology. We also have had many co-marketing and distribution arrangements with well-known companies such as AT&T, Cisco Systems, Compaq Computer, Inc., Concentric Networks, Microsoft, Netscape, Verio, Office Max, Deluxe Forms, ADP, Tickets.com, Sir Speedy, Strato AG, One and One, Vobis AG, and PeopleSoft that have allowed us to identify our NetObjects Fusion brand with their brands.

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

IBM controls us and is free to sell its interest in us. As of November 30, 1999, IBM owned approximately 47% of our common stock and held warrants which, if exercised, would increase its ownership to approximately 53% of our outstanding voting securities. As our largest stockholder, with three representatives on our board of directors, IBM has substantial influence over our direction and management, may be able to prevent or cause a change in control of us and could take other actions that might be favorable to IBM and potentially harmful to us.

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

10.1.5    Form of Executive Stock Option Agreement

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

23.2      Consent of KPMG LLP

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

Notes to Consolidated Financial Statements...................................37

                          Independent Auditors' Report




The Board of Directors
NetObjects, Inc.:

         We have audited the accompanying consolidated balance sheets of NetObjects, Inc. and subsidiary (the Company), a majority owned subsidiary of IBM Corporation, as of September 30, 1999 and 1998, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 1999 and Financial Statement Schedule appearing under Item 14 of Form 10-K. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule identified in Item 14 -- Exhibits, Financial Statement Schedules and Reports on Form 8-K. These consolidated financial statements and related financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and related financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetObjects, Inc. and subsidiary, a majority owned subsidiary of IBM Corporation, as of September 30, 1999 and 1998, and the results of their operations and comprehensive loss and their cash flows for each of the years in the three-year period ended September 30, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





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

         Service revenue from maintenance agreements for support and upgrades of existing products are deferred and recognized ratably over the term of the contract, which typically is 12 months. Service revenue for training and consulting services are recognized as the services are performed. See Note 8 for a discussion of service revenue from IBM.

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

         Diluted net loss per share for the year ended September 30, 1998, does not include the effect of approximately 11,576,937 (on an "as if-converted" basis) shares of convertible preferred stock outstanding, 2,466,694 stock options with a weighted-average exercise price of $1.32 per share, 6,650,006 preferred stock warrants with a weighted-average exercise price of $5.60 per share, or 88,177 shares of common stock issued and subject to repurchase at a weighted-average exercise price of $0.12, because their effects are antidilutive.

         Diluted net loss per share for the year ended September 30, 1997, does not include the effect of approximately 11,394,965 (on an "as if-converted" basis) shares of convertible preferred stock outstanding, 2,517,670 stock options with a weighted-average exercise price of $1.20 per share, 6,650,006 preferred stock warrants with a weighted-average exercise price of $5.60 per share, or 134,524 shares of common stock issued and subject to repurchase at a weighted-average exercise price of $0.12, because their effects are antidilutive.

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

         Concentration of Credit Risk

         Accounts receivable potentially subject the Company to concentrations of credit risk. The Company evaluates its customer's financial condition, prior to extending terms, performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. As necessary, the Company maintains an allowance for doubtful accounts and to date the use of such allowances has been within management estimates.

         For the year ended September 30, 1999, software license fees and service revenue from IBM represented approximately 29% of total revenues, while three other customers accounted for approximately 24% of total revenues. No other customer accounts for more than 5% of total revenues.

         For the year ended September 30, 1998, software license fees and service revenue from IBM represented approximately 36% of total revenues. Sales to one other customer accounted for 29% of total revenues.

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


4.       Stockholder's Equity (Deficit)

         Capital stock

          On March 14, 1997, the Company issued warrants to purchase 274,604, 105,511, 73,190, 109,783, 188,636, 13,581 and 10,551 shares of Series F preferred stock, originally classified as Series D preferred stock, respectively, at a purchase price of $10.80 per share, to Perseus U.S.
Investors, L.L.C., Rae Technology, LLC, Venrock Associates, L.P., Venrock Associates II, L.P., Norwest Equity Partners V, John Sculley and Studio Archetype, respectively. On December 23, 1997, the Company issued a warrant to purchase 83,333 shares of Series F preferred stock, at a purchase price of $10.80 per share, to IBM Credit Corp. These warrants are exercisable for three years from the date of issuance. At the closing of the Company's initial public offering (IPO), these warrants became exercisable for common stock. The holders of the warrants may surrender them on a cashless exercise basis by surrendering shares of common stock as payment of the exercise price.

In connection with IBM's acquisition of approximately 80% of our stock on April 11, 1997, the Company issued a warrant to IBM to purchase up to 3,482,838 shares of Series E preferred stock at an exercise price of approximately $6.68 per share. This warrant expires on April 11, 2000 and became exercisable for common stock at the closing of the IPO.

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

          In connection with the Convertible Note and Warrant Purchase Agreement, the Company issued warrants to acquire 163,715 shares of Series E-2 preferred stock at an exercise price of $6.68 per share. The Company determined the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate of 6%; an expected life of five years; volatility of 65%; and no dividend yield. The resulting interest expense of $887,000, which appears on our statement of operations as a portion of the accretion of discount on debt, was fully amortized during the year ended September 30, 1999. The warrants remain outstanding and are exercisable for shares of common stock at any time before October, 2003.

          On October 16, 1998, NetObjects entered into a Stock Purchase Agreement with Novell authorizing the sale and issuance of 333,333 shares of Series F-2 preferred stock at a purchase price of $9.00 per share for an aggregate price of $3 million. The transaction closed on October 26, 1998. At that time, Novell received a warrant to purchase an additional 16,666 shares of Series F-2 preferred stock at $9.00 per share. The warrant was exercisable only if the Company did not complete an initial public offering with aggregate proceeds of more than $30 million by December 31, 2000 and it expired unexercised.

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

          In connection with notes issued to IBM, the Company issued warrants to acquire 51,335 shares of Series E-2 preferred stock at an exercise price of $6.68 per share. The Company determined the fair value of these warrants at the date of grant using the Black-Scholes pricing model. The resulting discount of $432,000 was accounted for as additional paid-in capital and was fully amortized in fiscal 1999. The warrants are exercisable for common stock at any time before February, 2004.

          In May 1999, the Company sold 6,000,000 shares of its common stock through its IPO. Net proceeds from the offering were approximately $65 million after deducting the underwriting discount and other offering expenses. At the time of the IPO, all of the Company's then authorized shares of preferred stock were eliminated and all outstanding shares of preferred stock and convertible debt automatically converted into 14,056,093 and 2,141,713 shares of common stock, respectively. All outstanding warrants that were not exercised upon the IPO became warrants to purchase common stock.

         In the fiscal year ended September 30, 1999, the Company issued common stock with a fair value of approximately $316,000 to various vendors in exchange for services.

         Stock split

          On February 4, 1999, the board of directors authorized a recapitalization of the Company's equity structure, including changes in par value, the number of shares authorized and a 1-for-6 reverse split of all the outstanding shares of the Company's preferred and common stock. The reverse stock split took effect upon the closing of IPO. All share and per share amounts have been restated to reflect the reverse stock split for all periods presented.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements

     Stock option plans

         The Company's 1997 Stock Option Plan provides for the issuance of incentive stock options under the Internal Revenue Code of 1986 and for the issuance of nonqualified stock options to purchase common stock to employees, non-employee directors or consultants at prices not less than 85% of the fair market value at the date of grant. A total of 2,158,943 shares of common stock have been authorized for issuance under the 1997 Plan. The board of directors, or the compensation committee of the board of directors, determines the fair market value of the common stock. Options currently, outstanding generally vest 25% at the end of the first year and then monthly on a pro rata basis over the next three years. Options expire ten years from the date of grant.

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
                   ============      ============     ==========


6.       Commitments

         Operating leases

          Total rental expense for operating leases was approximately $686,000, $683,000, and $341,000 for the years ended September 30, 1999, 1998 and 1997, respectively. Future minimum rental payments under noncancellable leases are approximately $893,000 $884,000, and $869,000 for the years ended September 30, 2000, 2001, and 2002, respectively. As of September 30, 1999, approximately $360,000 of the Company's cash balance is pledged as security for a lease line for furniture and fixtures.

7.       Segment Information

          The Company conducts its business in two distinct segments: Enterprise and Small Business Online. The principal product of the Enterprise segment is NetObjects Authoring Server, which is targeted toward the large business intranet market. The principal product of the Small Business and Online segment is NetObjects Fusion, which is targeted to small businesses that would like to establish a website or upgrade an existing site. The Company uses a direct sales force to distribute NetObjects Authoring Server domestically and through resellers in international markets. The Company distributes NetObjects Fusion through resellers, distributors, and a dedicated website.

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

Revenue information for the Company's two segments is as follows:

                           Small Business
                             and Online        Enterprise       Total NetObjects
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
                                ======            =====               ======


          In the Small Business and Online segment, $3.7 million in software license fees from IBM for the year ended September 30, 1999 represented the only significant customer concentration. This compares to $2.7 million from IBM for the year ended September 30, 1998, when the Company operated in a single segment. There were no significant customer concentrations in the Enterprise segment. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

          License fees for the Small Business Online segment were concentrated in the United States and Europe, representing approximately $13.4 million and $4.4 million, respectively. License fees for the Enterprise segment were concentrated in the United States and Europe, representing approximately $3.7 million and $0.7 million, respectively.

          The Company did not begin licensing NetObjects Authoring Server until September 1998 and did not begin operating in two segments until the end of fiscal 1999. As a result, a comparison with previous fiscal years would not be meaningful.

         Substantially all of the Company's assets are located within the United States.

8.       IBM Relationship

Sales and Service Agreements with IBM

          The Company entered into a Master License Agreement with IBM in 1997 that was subsequently amended. The salient terms of the agreement were as follows:

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

         For the year ended September 30, 1999 and 1998, the Company recognized license revenue from IBM of approximately $3.7 million and $2.7 million, respectively. Service revenue from IBM for the same periods were approximately $2.8 million and $2.9 million, respectively.

Debt and Equity Financing from IBM

          IBM acquired controlling interest of NetObjects on April 11, 1997, receiving 10,495,968 shares of Series E convertible preferred stock at $6.68 per share. This represented about 80% of the Company's voting securities at the time. In connection with this transaction, the Company issued a warrant to IBM to purchase up to 3,482,838 shares of Series E convertible preferred stock at an exercise price of approximately $6.68 per share. This warrant is currently exercisable for common stock and expires April 11, 2000. The Series E preferred stock issued to IBM when they acquired 80% of our voting shares was converted to common stock at our IPO.

          In December 1997, the Company obtained a line of credit from IBM Credit Corp. that was eventually increased to a total of $19 million. The interest rate on this line was LIBOR + 1.5%. In connection with this line, we issued warrants to purchase 83,333 shares of Series F convertible preferred stock at $10.80 per share to IBM Credit Corp. This note was repaid with proceeds from our initial public offering in May 1999. The warrant is currently exercisable for common stock and expires December 23, 2002. The Company determined the fair value of these warrants using the Black-Scholes option pricing model. Interest expense of $535,000, which appears on the statement of operations as a portion of the accretion of discount on debt to IBM, has been fully amortized as of Sept. 30, 1999.

          In October 1998, the Company entered into a Convertible Note and Warrant Purchase Agreement with IBM and Perseus Capital LLC, under which the
Company borrowed $10.9 million and issued warrants to purchase an additional 163,715 shares of Series E-2 preferred stock at $6.68 per share. These notes totaling $10.9 million were converted automatically into 2,141,713 shares of common stock at the IPO. The warrant is currently exercisable for common stock and expires October 8, 2003. The preferred warrants automatically convert to common stock upon exercise.

          From February 1999 through March 1999, the Company borrowed an additional $3.4 million from IBM at an interest rate of 10% per annum, for which IBM received warrants to acquire 51,335 shares of Series E-2 preferred stock at $6.68 per share. In April 1999, the Company borrowed an additional $2 million from IBM under the Convertible Note and Warrant Purchase Agreement. The Company repaid both notes with proceeds of its IPO. The warrant is currently exercisable for common stock and expires February 19, 2004. The Company determined the fair value of these warrants using the Black-Scholes option pricing model. Interest expense of $432,000, which appears on the statement of operations as a portion of the accretion of discount on debt, has been fully amortized as of Sept. 30, 1999.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      (A Majority Owned Subsidiary of IBM)

                   Notes to Consolidated Financial Statements


          As of September 30, 1999 IBM held 12,475,843 shares of the Company's common stock and warrants to purchase an additional 3,819,365 shares of common stock. If all outstanding warrants were exercised, IBM would own approximately 53% of the Company's common stock. All of these warrants may be exercised by foregoing the receipt of that number of shares of common stock that would otherwise have been issued upon exercise, equal in value to the exercise price of all warrants exercised.

9. Other Related Party Transactions

          During fiscal 1999 the Company received royalty payments of $777,000 from Novell Corporation, a stockholder of the Company.

10.  Subsequent Events

         On October 4, 1999, the Company acquired Sitematic Corporation, an Application Services Provider (ASP) that offers e-business solutions for small businesses. Under the terms of the acquisition, which will be accounted for as a purchase, the Company exchanged approximately two million shares of common stock for all issued and outstanding Sitematic equity.

         In addition to conversion of its preferred shares to the Company's common stock, Sitematic preferred shareholders received approximately $1.6 million for their shares. All issued and outstanding Sitematic options were converted to options to purchase the Company's common stock.

         Sitematic's operating results for the year ended September 30, 1999 included revenue of approximately $0.2 million and a net loss of approximately $2.6 million.

         Total consideration, including transaction costs of approximately $0.5 million, was $15.5 million. Allocation of the purchase price that is in excess of Sitematic Corporation's net book value will result in the addition of about $15.7 million in intangible assets to the Company's balance sheet, of which about $14.1 million represents goodwill. The goodwill and intangible assets will be amortized on a straight-line basis over 2 years.