Form 10-K/A
period 1999-09-30
NETOBJECTS INC
filed 2000-02-11
CIK 1009386

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                Amendment No. 2
                                    Form 10-K

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    Part III

Item 10. Directors and Executive Officers ..................................   1

Item 11. Executive Compensation.............................................   4

Item 12. Share Ownership ...................................................   7

Item 13. Certain Relationships and Related Transactions.....................   8

Signatures .................................................................  11


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

         The following information is contained in the registrant's preliminary proxy statement filed electronically with the Securities and Exchange Commission on January 28, 2000 and definitive proxy statement filed electronically with the Commission on February 11, 2000.

ITEM 10. Directors and Executive Officers


Directors

         The Company's bylaws provide that the number of Directors shall be six until changed by approval of the stockholders or a majority of the Directors. Each Director is elected to serve until the next annual meeting of stockholders and until the election and qualification of his or her successor or his or her earlier resignation or removal.

         The names of the Company's Directors and certain information about them are set forth below:

          Name                    Age             Positions with the Company
          ----                    ---             --------------------------
Samir Arora                       34           Chairman of the Board, Chief
                                               Executive Officer and President
Robert G. Anderegg                50           Director
Lee A. Dayton                     56           Director
Blake Modersitzki                 33           Director
John Sculley                      60           Director
Michael D. Zisman                 50           Director

                  Samir Arora has served as Chairman of the Board, Chief Executive Officer and President since the Company's inception in November 1995. In 1992, Mr. Arora founded Rae Technology, a provider of software applications, and from 1992 through November 1995 served as its CEO. From 1986 to 1992, Mr. Arora served in several management roles at Apple Computer, Inc. Mr. Arora holds a diploma in sales and marketing from the London Business School and attended INSEAD, France and BITS, India. Samir Arora is the brother of Sal Arora, who is the Company's Chief Technology Architect and Vice President, Engineering Desktop Products and Online Services.

                  Robert G. Anderegg has been a Director of the Company since April 11, 1997. Mr. Anderegg has served as Vice President and Assistant General Counsel at IBM since August 1998. He has been appointed to serve on the Board of Directors by IBM as one of its representatives. Mr. Anderegg has served as an Assistant General Counsel or Associate General Counsel at IBM since 1988. Mr. Anderegg holds a B.S. degree from Georgia Institute of Technology and received his J.D. from Harvard Law School.

                  Lee A. Dayton has been a Director of the Company since April 11, 1997. Mr. Dayton is Vice President, Corporate Development and Real Estate at IBM. He has been appointed to serve on the Board of Directors by IBM as one of its representatives. Mr. Dayton has held various management positions at IBM since he joined in 1965 as a systems engineer. Mr. Dayton holds a B.S. in Engineering from Northwestern University.

                  Blake Modersitzki has been a director of the Company since January 2000. He has been an employee of Novell for the past five years. He is presently Managing Director of Novell Ventures, in which position he has served since March 1998. He served as Business Development Director from January 1997 to March 1998 and Senior Manager, Sales and Marketing for Small Business Networks from May 1995 to January 1997.

                  John Sculley has been a Director of the Company since December 20, 1996. Since April 1994, Mr. Sculley has been a partner of Sculley Brothers, an investment capital firm. Mr. Sculley also is a director of General Wireless, Inc., a wireless communications services provider, Talk City, Inc., an online chat community, and NFO Worldwide, Inc., a market research firm. From 1983 to 1993, Mr. Sculley served as Chief Executive Officer of Apple Computer, Inc. Mr. Sculley holds a B.A. in Architectural Design from Brown University, an M.B.A. from the Wharton School at the University of Pennsylvania and holds eight honorary doctorates from various schools.

                  Michael D. Zisman has been a Director of the Company since April 11, 1997. Mr. Zisman is an Executive Vice President of Lotus, a position that he has held since October 1996. He has been appointed to serve on the Board of Directors by IBM as one of its representatives. From July 1994 to October 1996, he held other executive positions at Lotus. Mr. Zisman is also the Vice President of Strategy for the IBM Software Group. Mr. Zisman was the Chief Executive Officer of Soft-Switch, Inc., a software development company, from 1979 to July 1994. Mr. Zisman is a director of Strategic Weather Services, Inc., a privately-held company. Mr. Zisman holds a B.S. from Lehigh University, an M.S. from the University of Pennsylvania Moore School and a Ph.D. from The Wharton School at the University of Pennsylvania.

Committees of the Board of Directors and Meetings

         The Company's Board of Directors has standing Audit and Compensation Committees. The Audit Committee currently has two members: Robert G. Anderegg and John Sculley. Christopher M. Stone was a member of the Audit Committee prior to his resignation from the Board of Directors effective January 25, 2000. The Compensation Committee currently has two members: Lee A. Dayton and John Sculley. Samir Arora was a member of the Compensation Committee until the Board of Directors reduced the Committee's size at its June 30, 1999 meeting. During the fiscal year ended September 30, 1999, there were eight meetings of the Board of Directors, no meetings of the Audit Committee and two meetings of the Compensation Committee. Mr. Stone attended fewer than 75% of the total number of meetings of the Board of Directors. In addition, the members of the Board of Directors and the Compensation Committee acted at various times by unanimous written consent pursuant to Delaware law.

Compensation of Directors

         The Company's Directors do not receive cash compensation for their services as Directors or members of Committees of the Board of Directors. The Company's Amended and Restated 1997 Stock Option Plan provides for the automatic grant of options to purchase 20,000 shares of Common Stock to each outside Director upon initially joining the Board of Directors. The option exercise price is equal to the fair market value of a share of Common Stock at the date of grant, the option term is six years, and the options vest and become exercisable pro rata at the end of each month for 48 months while the option holder continues to serve as a Director.

         Messrs. Stone, Sculley and Modersitzki have received these automatic option grants. Mr. Stone's options ceased vesting upon his resignation from the Board of Directors, at which time options to purchase 3,333 shares of Common Stock were vested and exercisable for 30 days following the date of his resignation. The Company also has granted an option to Mr. Sculley to purchase up to 50,000 shares of Common Stock at an exercise price of $7.50 per share, vesting over four years, and reimburses him for certain expenses incurred to attend Board of Directors meetings.

  Contractual Arrangements

         The Company is party to a voting agreement with IBM (the "IBM Voting Agreement") which provides that IBM will vote its shares of voting stock in a way that limits the number of IBM representatives on a six-member Board of Directors to three, notwithstanding IBM's right to elect a greater number of directors under the Delaware General Corporation Law. The agreement defines an IBM representative as an officer, director or other agent or employee of IBM, IBM's subsidiaries or any other entity controlled by IBM, other than the Company. The voting agreement also obligates the Company and IBM to maintain a Board of Directors consisting of six members unless the holders of a majority of outstanding voting stock, excluding IBM's shares, approve an amendment to the Company's Amended and Restated Bylaws or Restated Certificate of Incorporation to change the size of the Board of Directors. The IBM Voting Agreement remains in effect until IBM holds less than 45% of the Company's voting securities on a fully-diluted basis (as defined in the IBM Voting Agreement) for a period of 180 consecutive days. As of December 31, 1999, IBM held approximately 52% of the Company's voting securities as calculated on this fully-diluted basis, which takes into account outstanding warrants and options to purchase shares of Common Stock. While the IBM Voting Agreement remains effective, it may allow IBM's representatives on the Board of Directors to control any determinations with respect to most material transactions outside the ordinary course of the Company's business, including mergers or other business combinations, the acquisition or disposition of the Company's assets, future issuances of Company equity or debt securities and the payment of dividends.

Executive Officers

         The names of, and certain information regarding, executive officers of the Company who are not Directors of the Company are set forth below. The executive officers serve at the pleasure of the Board of Directors and the Chief
Executive Officer.

            Name                Age                              Positions with the Company
            ----                ---                              --------------------------
Russell F. Surmanek             42     Executive Vice President, Finance and Operations and Chief Financial Officer
Morris Taradalsky               53     Executive Vice President and General Manager, Enterprise
Mark Patton                     42     Executive Vice President and General Manager, Small Business Markets
Peter Shaw                      53     Executive Vice President, Corporate Development
Steven Mitgang                  38     Executive Vice President, Small Business and Corporate Marketing
Jack Rotolo                     39     Senior Vice President, Worldwide Sales
Gagan (Sal) Arora               26     Chief Technology Architect and Vice President, Engineering

                  Russell F. Surmanek has served as Executive Vice President, Finance & Operations, and Chief Financial Officer since April 1999. From 1990 to 1999, Mr. Surmanek served in several senior financial management positions at Oracle Corporation, most recently as Vice President, Finance & Administration, Worldwide Operations. From 1989 to 1990, Mr. Surmanek was Controller, North America Sales & Support for International Computers Limited (ICL). From 1983 to 1989 Mr. Surmanek held various financial management positions at Racal-Milgo, Inc., a data communications equipment manufacturer. From 1981 to 1983, Mr. Surmanek held various finance positions at Northern Telecom, Inc. Mr. Surmanek holds a B.S. in Business Administration from the State University of New York at Buffalo, and an M.B.A. from the University of Michigan.

                  Morris Taradalsky has served in various senior executive capacities since joining the Company in April 1997, and was appointed Executive Vice President and General Manager, Enterprise in August 1999. From April 1994 to April 1997, Mr. Taradalsky served as Chief Executive Officer of MicroNet Technology, Inc., a privately-held storage systems supplier. From December 1988 to April 1994, Mr. Taradalsky was employed at Apple Computer, Inc. where he was General Manager of the Apple Business Systems Division. Prior to joining Apple Computer, Mr. Taradalsky was employed by IBM for 18 years in a number of positions, including Vice President and General Manager, Santa Teresa Laboratory. Mr. Taradalsky graduated magna cum laude from Pennsylvania State University with a B.S. in Mathematics.

                  Mark Patton was appointed Executive Vice President and General Manager, Small Business Markets in October 1999, having served as Senior Vice President, Worldwide Sales and Corporate Marketing since December 1996. From February 1995 to November 1996, Mr. Patton was Vice President and General Manager of the Digital and Applied Imaging Division at Eastman Kodak, Inc. From February 1994 to February 1995, Mr. Patton was Vice President and General Manager, American Division at Logitech, Inc., a computer peripheral products manufacturer. From August 1985 to February 1994, Mr. Patton held various sales management positions at Apple Computer, Inc. Mr. Patton holds a B.A. in Speech Communication from the University of Washington.

                  Peter Shaw was appointed Executive Vice President, Corporate Development in October 1999. Prior to joining the Company, Mr. Shaw was Chairman, CEO and President of Sitematic Corporation. From December 1995 to June 1997, Mr. Shaw was senior vice president of NetManage, where he was responsible for the company's international operations and key North American accounts. From August 1989 to November 1995, Mr. Shaw was President and CEO of AGE Logic, an Intranet connectivity software company that he founded and subsequently sold to NetManage. From September 1976 to February 1983, he was founder, President, and CEO of Megatek Graphic Systems. Mr. Shaw holds a B.S.E. in engineering from City College of New York, and an MBA from the University of Connecticut.

                  Steven Mitgang was appointed Executive Vice President, Small Business and Corporate Marketing in October 1999. Prior to joining the Company, Mr. Mitgang was Senior Vice President of Marketing and Business Development at Sitematic. From December 1995 to August 1998, Mr. Mitgang was Senior Vice President of Marketing for Jostens Learning Corporation, a curriculum software company. Mr. Mitgang held executive-level positions with the Upper Deck Company from August 1991 to January 1995 and with Reebok International from August 1989 to August 1991. From June 1984 to August 1989, Mr. Mitgang managed accounts in the New York office of Chiat/Day Advertising. Mr. Mitgang holds an A.B. in Architecture from the University of California, Berkeley.

                  Jack Rotolo was appointed Senior Vice President, Worldwide Sales in August 1999. From 1997 until August, Mr. Rotolo was Vice President, Sales. Prior to joining the Company, Mr. Rotolo was senior manager of Apple Computer's consumer markets solution development organization from February 1993 to February 1996. While at Apple, Mr. Rotolo also managed the business, consumer and higher education channel strategy organization and held various sales management positions in the reseller operations group. Before joining Apple, Mr. Rotolo worked as regional manager for Pepsi-Cola Bottling Group. He holds a B.S. in Finance from the University of Dayton.

                  Sal Arora has served as Chief Technology Architect and Vice President, Engineering, Desktop Products and Online Services since November 1995. From September 1994 to November 1995, Mr. Arora was the lead engineer at Rae Technology. From June 1992 to September 1994, Mr. Arora was a software engineer at ACIUS Inc. Mr. Arora holds a B.A. in Computer Science from the University of California, Berkeley. Sal Arora is the brother of Samir Arora, who is Chairman of the Board, Chief Executive Officer and President of the Company.

ITEM 11.

                             EXECUTIVE COMPENSATION

Summary Compensation Table

         The following Summary Compensation Table sets forth summary information as to compensation received by the Company's Chief Executive Officer and each of the four other most highly compensated persons who were serving as executive officers of the Company as of September 30, 1999, (collectively, the "named executive officers") for services rendered to the Company in all capacities during the two fiscal years ended September 30, 1999.

                                                                                          Long-Term Compensation
                                                            Annual Compensation                   Awards
                                                      --------------------------------- ----------------------------
                                                                                           Securities Underlying
                                                                                                  Options
     Name and Principal Position         Fiscal Year       Salary            Bonus             #'s of shares
----------------------------------------------------- -----------------  -------------   --------------------------
Samir Arora                                 1999          $183,129         $ 55,987                 --
Chairman of the Board, Chief Executive      1998           175,338           47,434                 --
Officer, and President

Russell F. Surmanek                         1999           108,447          113,750              235,000
Executive Vice President, Finance and       1998              --               --                   --
Operations, Chief Financial Officer

Morris Taradalsky                           1999           176,073           24,343               63,333
Executive Vice President and General        1998           166,048           86,095                 --
Manager, Enterprise

Mark Patton                                 1999           162,525          105,754               71,666
Executive Vice President and General        1998           150,000           35,555                 --
Manager, Small Business Markets

Jack Rotolo (1)                             1999           119,923           53,774              166,666
Senior Vice President, Worldwide            1998              --               --                   --
Sales

--------------------------
(1)  Mr. Rotolo became an executive officer in August 1999, and these figures reflect his compensation for the entire fiscal year.

Option Grants in Last Fiscal Year

         The following table provides information regarding the grant of stock options during fiscal year 1999 to the named executive officers.

                                                 Individual Grants
                               -----------------------------------------------------
                                                                                     Potential Realizable Value
                                                                                      at Assumed Annual Rate of
                                                % of Total                             Stock Price Appreciation
                                 Number of       Options                                     for Option
                                   Shares       Granted to     Exercise                        Term (7)
                                 Underlying     Employees        Price     Expiration ---------------------------
            Name                Options (1)     in Fiscal      ($/share)      Date         5%          10%
-----------------------------------------------------------------------------------------------------------------
Samir Arora                           --           --%        $     --         --      $     --    $     --

Russell F. Surmanek               235,000(2)       13             7.50     24-Mar-09    1,108,427   2,808,971

Morris Taradalsky                  33,333(3)        2             7.50     09-Dec-08      157,223     398,432
                                   30,000(5)        2            7.375     01-Jul-09      139,143     352,615

Mark Patton                        41,666(3)        2             7.50     09-Dec-08      196,526     498,037
                                   30,000(5)        2            7.375     01-Jul-09      139,143     352,615

Jack Rotolo                        16,666(3)        1             7.50     12-Sep-08       78,609     199,210
                                   10,000(4)        1            12.00     05-May-09       75,467     191,249
                                   40,000(5)        2             8.06     30-Jun-09      202,755     513,823
                                  100,000(6)        5             5.81     25-Aug-09      365,388     925,961

----------------
(1) Options are incentive stock options to the extent qualified and nonstatutory options otherwise. The options generally terminate 30 days following the executive's employment with the company or the expiration date, whichever occurs earlier. The exercise price of each option was determined to be equal to or greater than the fair market value per share of the Common Stock at the grant date.

(2) Options to purchase 35,000 shares fully vested three months following the date of grant. Options to purchase 200,000 shares vest as follows: 25% after six months, 2.5% per month for the next six months; 50% shall vest in twenty-four equal monthly installments thereafter, and 10% shall vest in equal monthly installments for the next twelve months. See "Executive Compensation--Employment Contracts."

(3)  Options  vest as to 25% after one year,  and 1/36 monthly  thereafter.

(4)  Options vest in 12 equal monthly installments.

(5)  Options vest in 24 equal monthly installments.

(6) Options vest as to 35,000 shares after three months, and as to the balance of the shares over the next 24 months in equal installments, and vesting will accelerate on a change of control so that 70% of the total number of shares subject to options will be fully vested on the date of the change of control.

(7) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise of the option or the sale of the underlying shares. The actual gains, if any, on the exercise of stock options will depend on the future performance of the Common Stock, the option holder's continued employment throughout the option period and the date on which the options are exercised.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

         The  following  table  provides  information  regarding  the  aggregate exercises of options by each of the named executive officers. In addition,  this
table   includes  the  number  of  shares  covered  by  both   exercisable   and
unexercisable  stock  options  as of  September  30,  1999,  and the  values  of
"in-the-money"  options,  which values represent the positive spread between the exercise  price  of any  such  options  and the  fiscal  year-end  value  of the
Company's Common Stock.
                                                                                           Value of the Unexercised
                                                                Number of Securities                In-The
                                                               Underlying Unexercised     Money Options at Fiscal Year
                                  Shares                     Options at Fiscal Year End              End(2)
                               Acquired on        Value      ------------------------------------------------------------
           Name                  Exercise     Realized(1)    Exercisable   Unexercisable  Exercisable  Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Samir Arora                         --            $  --        140,625         84,375     $   558,984  $    335,390

                                                                                                 --            --
Russell F. Surmanek                 --               --         35,000        200,000


Morris Taradalsky                   --               --         83,055        113,611         332,289       217,709


Mark Patton                       73,358          486,639       16,051        107,255          64,188       177,335


Jack Rotolo                       19,069          111,914       13,421        180,627         197,747        85,104

-------------------
(1) The value realized represents the aggregate market value of the shares covered by the option on the date of exercise less the aggregate exercise price paid by the executive officer.

(2) The value of unexercised in-the-money options at fiscal year end assumes a fair market value for the Company's Common Stock of $5.63, the closing market price per share of the Company's Common Stock as reported on the Nasdaq National Market on September 30, 1999.

Employment Contracts

         The Company entered into an employment agreement with Russell F. Surmanek, Executive Vice President, Finance and Operations and Chief Financial Officer, as of April 5, 1999. The employment agreement has a term of 24 months. Under the agreement, Mr. Surmanek is entitled to receive an annual salary of $220,000 plus a 15% sales target bonus payable semi-monthly, 20% of his annual salary as an annual fiscal year bonus, and a starting bonus of $100,000. If Mr. Surmanek's employment is terminated without cause before April 5, 2001, he is entitled to be paid the remaining salary which would have been payable during the term, including pro-rata bonus amounts. Additionally, under the agreement the Company granted options to purchase 235,000 shares of Common Stock to Mr. Surmanek. See "Executive Compensation - Option Grants in the Last Fiscal Year." If Mr. Surmanek's employment is terminated for any reason, other than for cause, the agreement provides for the acceleration of vesting of his stock options so that 65% of the shares underlying the options will be vested as of the date of termination. If the company is acquired by another company, the vesting of Mr. Surmanek's stock options also will accelerate by one calendar year, or as necessary to provide for vesting of at least 65% of the shares underlying the options as of the date of the acquisition.

Loans to Officers and Directors

         In October 1999, the Company advanced $200,000 to Russell F. Surmanek, which is evidenced by a promissory note bearing interest at the applicable federal rate as defined in Section 1274(d) of the Internal Revenue Code of 1986, as amended (the "Code"). The note is due in full two years from the date of issuance. Prior to the due date, under the terms of the promissory note, Mr. Surmanek is obligated to repay the advance only from certain proceeds from the sale of 15,000 shares to be acquired upon the exercise of stock options.

ITEM 12.                    SHARE OWNERSHIP

         The following table sets forth information as of December 31, 1999 concerning the ownership of Common Stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each current member of the Board of Directors of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table appearing under "Executive Compensation" below and (iv) all current Directors and executive officers of the Company as a group.

                                                                                   Shares Beneficially
                           Name and Address                                             Owned (1)
                           ----------------                             -------------------------------------------
                                                                             Number                  Percent
                                                                        ------------------      -------------------
International Business Machines Corporation (2)                           16,295,208                   52.7%
   New Orchard Road
   Armonk, NY 10504

Current Directors:
Samir Arora (3)                                                            1,688,406                    6.2%
Robert G. Anderegg                                                              --                       --
Lee A. Dayton                                                                   --                       --
Blake Modersitzki                                                               --                       --
John Sculley (4)                                                              68,684                     *
Michael D. Zisman                                                               --                       --

Named Executive Officers who are not Directors:
Russell F. Surmanek (5)                                                      161,334                     *
Morris Taradalsky (6)                                                        189,491                     *
Mark Patton (7)                                                              173,470                     *
Jack Rotolo (8)                                                              126,084                     *
All executive officers and Directors as a group (13 persons) (9)           3,194,796                   11.4%

-------------------
*    Represents  beneficial  ownership of less than 1% of the  Company's  Common
     Stock.

(1) The number of shares of Common Stock issued and outstanding on December 31, 1999 was 27,102,781. The calculation of percentages is based upon the number of shares of Common Stock issued and outstanding on such date, plus shares of Common Stock subject to options and/or warrants held by the respective persons on December 31, 1999 and exercisable within 60 days thereafter. Such shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Warrants are assumed to be exercised in full notwithstanding the warrant holders' right to exercise the warrant on a "net" basis by surrendering shares of Common Stock having a value equal to the warrant exercise price upon exercise of the warrant. The persons and entities named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, except as described below.

(2) Includes warrants to purchase 3,482,838 shares of Common Stock at approximately $6.66 per share that are exercisable on a net basis and expire on April 11, 2000, warrants to purchase 253,194 shares at approximately $6.68 per share that are exercisable on a net basis and expire on various dates in 2003 and 2004, and warrants to purchase 83,333 shares of Common Stock at $10.80 per share that are exercisable on a net basis and expire in December 2000.

(3) Includes 191,841 shares subject to options to purchase Common Stock held by Mr. Arora that are exercisable within 60 days of December 31, 1999, and warrants to purchase 59,672 shares of Common Stock at $10.80 per share that are exercisable on a net basis and expire on March 14, 2000. Also includes 299,457 shares of Common Stock owned by Information Capital LLC, wholly owned by Mr. Arora, and 362,129 shares of Common Stock held by Rae Technology II LLC, of which he is President and owns a majority of the equity interests. Mr. Arora exercises shared voting and dispositive power over the shares held by Rae Technology II LLC, but disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(4) Includes 18,959 shares subject to options to purchase Common Stock held by Mr. Sculley that are exercisable within 60 days of December 31, 1999. Also includes warrants to purchase 13,580 shares of Common Stock at $10.80 per share that are exercisable on a net basis and expire on March 14, 2000.

(5) Includes 160,554 shares subject to options to purchase Common Stock held by Mr. Surmanek that are exercisable within 60 days of December 31, 1999.

(6) Includes 165,554 shares subject to options to purchase Common Stock held by Mr. Taradalsky that are exercisable within 60 days of December 31, 1999. Also includes warrants to purchase 3,563 shares of Common Stock of $10.80 per share that are exercisable on a net basis and expire on March 14, 2000. Also includes 20,374 shares of Common Stock held by Rae Technology II LLC, which represent Mr. Taradalsky's indirect pecuniary interest therein. Mr. Taradalsky is a member of the Board of Managers of Rae Technology II LLC and may be deemed to have voting and dispositive power over the shares that it holds. He disclaims beneficial ownership of all such shares except to the extent of his pecuniary interest.

(7) Includes 100,112 shares subject to options to purchase Common Stock held by Mr. Patton that are exercisable within 60 days of December 31, 1999.

(8) All 126,084 shares are subject to options to purchase Common Stock held by Mr. Rotolo that are exercisable within 60 days of December 31, 1999.

(9) Includes 865,250 shares subject to options to purchase Common Stock that are exercisable within 60 days of December 31, 1999 and 362,129 shares of Common Stock held by Rae Technology II LLC.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Set forth below is a summary of certain material transactions between the Company and any of its Directors, executive officers or holders of more than 5% of the Company's Common Stock, or between the Company and persons in which Directors, executive officers or such stockholders have direct or indirect material interests for the period October 1, 1998 through December 31, 1999.

Transactions with IBM

         Notes and Warrants. In October and December 1998, the Company issued 10% convertible notes for approximately $10.1 million and $825,000, respectively, to IBM. The notes, including accrued interest, converted into 1,979,875 shares of Common Stock on the closing of the Company's initial public offering. With the notes, the Company also issued warrants to purchase shares of Series E-2 Preferred Stock to IBM at an exercise price of approximately $6.68 per share, which converted into the right to purchase 189,062 shares of Common Stock on the closing of the initial public offering. These warrants are exercisable for five years from their respective issuance dates and, at IBM's option, are exercisable on a net basis by surrendering shares of Common Stock as payment of the exercise price.

         On February 4, 1999, IBM agreed to purchase up to approximately $3.4 million of 10% notes and additional warrants. The notes were similar to the earlier issued notes, but were not convertible into Preferred Stock. The warrant terms were identical to the earlier issued warrants. The Company issued a note in the amount of $2.0 million and a warrant to purchase shares of Series E-2 Preferred Stock to IBM on February 18, 1999. On March 23, 1999, the Company issued a note for approximately $1.4 million and an additional warrant to purchase shares of Series E-2 Preferred Stock to IBM. The Company repaid all indebtedness under the additional notes upon the closing of the initial public offering, at which time the two warrants became exercisable for the purchase of a total of 64,132 shares of Common Stock.

         On April 23, 1999, the Company obtained an additional $2.0 million loan from IBM under a 10% unsecured demand note. The Company repaid the principal and interest due under the note from the proceeds of the Company's initial public offering.

         Software License Agreement. The Company and IBM have a 10-year software license agreement, originally entered into on March 18, 1997. The agreement provides for payment of royalties by IBM to the Company in connection with sales of product bundles that include the Company's products and for payment to the Company for services performed in connection with the IBM WebSphere project. The agreement has been amended a number of times. The agreement obligates the Company to place all of its source code into an escrow. IBM may obtain access to the source code upon events of default related to the Company's failure to provide required maintenance and support or its bankruptcy or similar event of financial reorganization. IBM may use the source code that it obtains to create derivative works, which it will own subject to the Company's rights in the underlying software. Additional terms of the software license agreement and its amendments and certain transactions occurring under the agreement as amended since October 1, 1998 are as follows:

         o Amendment Number 1 and Amendment Number 4 license IBM to use the Company's products in its internal operations by paying for upgrade copies at an annual rate of 25% of $402,000 or at a per copy royalty rate. Amendment Number 4 also sets forth royalty rates for the Company's products if they are bundled and sold by IBM with IBM products. These rates are based on the percentage which the value of the Company's product bears to the total value of all of the other products in the bundle. If the value of the Company's product is equivalent to or less than the total value of all of the other products in the bundle, the Company receives 37% of IBM's average selling price for a stand-alone license of the Company's product during a calendar quarter. If the value of the Company's product is more than the value of the other products, the Company receives 69% of IBM's average selling price for a stand-alone license of the Company's product during a calendar quarter. If IBM sells the Company's products alone, the Company receives 75% of IBM's average selling price for a stand-alone license of the Company's product during a calendar quarter.

         o In Amendment Number 3 and Amendment Number 7, IBM agreed to translate the Company's software into languages other than English for which we are required to pay 115% of the costs associated with the translation. The costs are recovered through the sales of the Company's products outside of the United States by IBM and Lotus by reducing the royalty rate otherwise due to us by 50%. The Company is permitted to repay the translation costs over an extended period of time, and the repayment is derived solely from earned international royalties. This agreement expired on December 31, 1999.

         o The Company became an IBM "Business Partner" under Amendment Number 5, which permits the Company to resell IBM products and pay IBM 50% of the royalty payment received by the Company.

         o The Company agreed to perform services for IBM to make its products compatible with and to integrate its products with IBM's WebSphere products in Amendment Number 6 and Amendment Number 8. Under Amendment Number 6, the Company was to receive a minimum amount of license fees equal to the total amount of our expenditures on the project, plus a 20% profit margin. Amendment No. 8 modified the arrangement to provide for the Company's receipt of services revenues equal to the total amount of our expenditures plus a 5% profit margin instead. These amendments further provided for the Company to receive license fees on bundles of its products with IBM's WebSphere products, calculated, generally, at 50% of the applicable software license agreement royalty rate, as described above.

         o IBM has paid the Company $350,000 for developing a capability in one of our products so that it supports wireless markup language for IBM's wireless group.

         o The Company and IBM amended a letter agreement subject to all other terms of the software license agreement to bundle NetObjects Fusion with Lotus' Designer for Domino, extending the term from September 30, 1998 to June 30, 1999 and increasing the minimum amount of license fees payable under the agreement by $500,000 and the minimum number of copies. In April 1999, the Company entered into a new contract to bundle a version of NetObjects Fusion with Lotus Designer Application Studio for Domino R5, which expired on December 31, 1999. The Company and IBM also entered into a letter agreement, dated December 22, 1999, in which the Company granted IBM the right to bundle copies of NetObjects' Fusion 3.01 with Lotus SmartSuite during calendar year 2000, for which IBM paid the Company a one-time fee of $1.0 million. The Company agreed to reimburse IBM for up to $400,000 for promotional and advertising expenditures that IBM incurs in marketing these bundles.

         o IBM granted the Company a non-exclusive right to incorporate utilities for Lotus FastSite into NetObjects Fusion 5.0 for a one-time fee of $75,000.

         Other License Agreements.

         During fiscal year 1999:

         o The Company entered into a trademark license agreement with IBM that permits IBM to use the NetObjects trademark on certain products developed by IBM in Japan. IBM must pay the Company fifty cents for each use.

         o IBM granted the Company a license to reproduce and create derivative works from and to distribute a value-added version of IBM's Build-IT software until IBM terminates the license. The Company must pay IBM 10% of the gross revenues received when it distributes the software. There is a minimum royalty of $5 and a maximum royalty of $20 per software bundle.

         o Lotus granted the Company a license to copy and distribute Lotus FastSite for NAS, version 2.0, a document conversion program for use with NetObjects Authoring Server, for a one-year term. The Company is obligated to pay Lotus a per copy royalty of 25% of our average selling price up to 5,000 units and 20% of our average selling price for copies in excess of that, but in no event less than $15 per copy. The Company has granted to Lotus a royalty-free, perpetual right to copy and distribute software it developed that facilitates integration between Lotus FastSite and NetObjects Authoring Server.

         Loan and Security Agreement. Upon completion of the Company's initial public offering in May 1999, the Company repaid approximately $19.0 million in total principal amount under convertible revolving credit notes issued to IBM Credit Corp pursuant to the terms of a revolving loan and security agreement dated December 23, 1997.

         Voting Agreement. In January 1999, the Company and IBM entered into the IBM Voting Agreement.

Distribution Agreement with Novell

         During fiscal year 1999, Novell bundled NetObjects Fusion with Novell's NetWare for Small Business product offering under a license agreement providing for royalties on a per unit basis as products are sold by Novell. The Company was entitled to receive a minimum of $500,000 of royalties under the Novell agreement. This license agreement automatically renews for additional one-year periods unless terminated by either party, and is currently in effect. After September 30, 2000, either party may terminate the agreement on 90 days' written notice. Christopher M. Stone, a former Executive Vice President with Novell, was a Director of the Company until January 25, 2000. Blake Modersitzki, Managing Director of Novell Ventures, was elected as a Director on January 25, 2000.

Other Transactions

         Novell purchased 333,333 shares of the Company's Series F-2 Preferred Stock for $9.00 per share, under a stock purchase agreement dated October 16, 1998. Under the stock purchase agreement, Novell received the right to have an observer attend meetings of the Board of Directors so long as Novell remains the beneficial owner of not less than 1% of the Company's stock, assuming the exercise or conversion of all options and warrants. The Company's Board of Directors may terminate this right in its discretion at any time after October 26, 1999.

         During the fiscal year ended September 30, 1999, the Company sold 44,918 and 37,432 shares of Series E Preferred Stock at a purchase price of approximately $6.68 per share to Samir Arora and one former executive officer, David Kleinberg, respectively.

         The Company is a licensee of Rae Technology, Inc. patents under an April 10, 1997 license agreement. Samir Arora is a director, President and a majority shareholder of Rae Technology, Inc. During fiscal year 1999, the Company reimbursed Rae Technology approximately $30,000 for patent prosecution expenses under the terms of the license agreement.

                                   Signatures


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of February, 2000.

                      NetObjects, Inc.

                By:   /s/  Samir Arora
                      --------------------------------------------
                      Samir Arora
                      Chairman of the Board, Chief Executive Officer, and President (principal executive officer)


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


         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




/s/ Samir Arora
---------------------------   Chairman of the Board,        February 11, 2000
    Samir Arora               Chief Executive Officer,
                              and President

/s/ Russell F. Surmanek
---------------------------   Executive Vice President,     February 11, 2000
    Russell F. Surmanek       Finance & Operations, and
                              Chief Financial Officer
*/s/ Robert G. Anderegg
---------------------------   Director                      February 11, 2000
    Robert G. Anderegg

*/s/ Lee A. Dayton
---------------------------   Director                      February 11, 2000
    Lee A. Dayton

/s/ John Sculley
---------------------------   Director                      February 11, 2000
    John Sculley

/s/ Michael D. Zisman
---------------------------   Director                      February 11, 2000
    Michael D. Zisman

* By /s/ Russel F. Surmanek
     ----------------------
     Russel F. Surmanek
As attrorney-in-fact, pursuant
to power of attorney previously
filed with the Commission.