Form 10-Q
period 1999-12-31
NETOBJECTS INC
filed 2000-02-14
CIK 1009386

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended December 31, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ____ to ____.

                         Commission File Number: 0-25427

                                   ----------

                                NETOBJECTS, INC.
             (Exact name of Registrant as specified in its charter)


                     Delaware                                    94-3233791
         (State or Other Jurisdiction of                      (I.R.S. Employer
          Incorporation or Organization)                     Identification No.)

301 Galveston Drive, Redwood City, California 94063           (650) 482-3200
    (Address of Principal Executive Offices)                   (Registrant's
                                                             Telephone Number)


                                 NOT APPLICABLE
              (Former Name, Former Address, and Former Fiscal Year,
                          If Changed Since Last Report)

                                   ----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of January 31, 2000, the Registrant had outstanding 27,216,982 shares of common stock, $.01 par value.

================================================================================

                                TABLE OF CONTENTS

Part I:  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at December 31, 1999
         and September 30, 1999................................................1

         Condensed Consolidated Statements of Operations for the
         three-months ended December 31, 1999 and December 31, 1998............2

         Condensed Consolidated Statements of Cash Flows for the
         three-months ended December 31, 1999 and December 31, 1998............3

         Notes to Unaudited Condensed Consolidated Financial Statements........4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.............................................7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........18

Part II: Other Information

Item 2.  Changes in Securities and Use of Proceeds............................19

Item 6.  Exhibits and Reports on Form 8-K.....................................19

         Signatures...........................................................19

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)


                                                        December 31, 1999   September 30, 1999
                                                            ---------           ---------
                                     Assets
Current assets:
  Cash and cash equivalents                                 $  15,041           $  23,623
  Short-term investments                                        7,952               9,331
  Accounts receivable, net of allowances of $1,192
    and $908 as of December 31, and September 30,
    1999, respectively                                          9,598               6,065
  Prepaid expenses and other current assets                     1,329               1,486
                                                            ---------           ---------
      Total current assets                                     33,920              40,505

Property and equipment, net                                     2,464               2,204
Intangible assets, net of amortization of $2,016 and $0
  as of December 31, and September 30, 1999, respectively      14,117                  --
                                                            ---------           ---------
Total assets                                                $  50,501           $  42,709
                                                            =========           =========

                      Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                          $   2,183           $   2,489
  Accrued compensation                                          1,268               1,068
  Other accrued liabilities                                     3,010               1,657
  Deferred revenue                                              1,334                 988
  Current portion of capital lease obligations                    324                 281
                                                            ---------           ---------
      Total current liabilities                                 8,119               6,483
                                                            ---------           ---------
Capital lease obligations, less current portion                   154                  54
                                                            ---------           ---------

Stockholders' Equity:

  Common stock, $0.01 par value; 60,000,000 shares
    authorized as of December 31 and September 30, 1999,
    respectively. 27,089,746 and 24,755,960 shares issued
    and outstanding as of December 31 and September
    30, 1999, respectively                                        271                 248
  Additional paid in capital                                  124,404             110,810
  Notes receivable from stockholders                             (222)                (23)
  Accumulated other comprehensive losses                          (41)                (30)
  Deferred stock-based compensation                              (858)             (1,205)
  Accumulated deficit                                         (81,326)            (73,628)
                                                            ---------           ---------
      Total stockholders' equity                               42,228              36,172
                                                            ---------           ---------
Total liabilities and stockholders' equity                  $  50,501           $  42,709
                                                            =========           =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (unaudited)


                                                 Three months ended December 31,
                                                  -----------------------------
                                                      1999             1998
                                                  ------------     ------------
Revenues:
    Software license fees and online revenues     $      5,662     $      2,622
    Service revenues                                       959              190
    Software license fees from IBM                       1,288            1,318
    Service revenues from IBM                               --            1,487
                                                  ------------     ------------
      Total revenues                                     7,909            5,617
                                                  ------------     ------------
Cost of revenues:
    Software license fees and online revenues            1,962              495
    Service revenues                                     1,225              184
    Service revenues from IBM                               --            1,404
                                                  ------------     ------------
      Total cost of revenues                             3,187            2,083
                                                  ------------     ------------

Gross profit                                             4,722            3,534
                                                  ------------     ------------
Operating expenses:
    Sales and marketing                                  5,947            4,430
    Research and development                             3,229            2,204
    General and administrative                           1,384              894
    Amortization of intangible assets                    2,016               --
    Stock-based compensation                               206              100
                                                  ------------     ------------
      Total operating expenses                          12,782            7,628
                                                  ------------     ------------
Operating loss                                          (8,060)          (4,094)

Interest income (expense)                                  374             (511)
Accretion of discount on debt                               --             (191)
Interest on beneficial conversion
  feature of convertible debt                               --           (3,792)
                                                  ------------     ------------
    Loss before income taxes                            (7,686)          (8,588)
                                                  ------------     ------------

Income taxes                                                12                2
                                                  ------------     ------------
    Net loss                                      $     (7,698)    $     (8,590)

Translation adjustment                                     (11)             (10)
                                                  ------------     ------------
    Comprehensive loss                            $     (7,709)    $     (8,600)
                                                  ============     ============

Basic and diluted net loss per share              $      (0.29)    $      (4.36)
                                                  ============     ============
Shares used to calculate basic
  and diluted net loss per share                    26,829,265        1,970,533
                                                  ============     ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (unaudited)


                                                                       Three months ended
                                                                           December 31,
                                                                       --------------------
                                                                         1999        1998
                                                                       --------    --------
Cash used in operating activities:
Net loss                                                               $ (7,698)   $ (8,590)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                                            430         240
    Accretion of discount on borrowings                                      --          44
    Nonrecurring interest charge on beneficial
      conversion feature of convertible debt                                 --       3,791
    Amortization of intangible assets                                     2,016          --
    Amortization of deferred stock-based compensation                       206          64
    Changes in operating assets and liabilities:
      Accounts receivable                                                (3,473)       (781)
      Prepaid expenses and other current assets                            (312)        (11)
      Accounts payable                                                     (524)       (228)
      Accrued compensation                                                  200        (368)
      Other accrued liabilities                                           1,103          14
      Deferred revenue                                                      293      (2,677)
      Interest and income taxes payable                                     (44)        224
                                                                       --------    --------
          Net cash used in operating activities                          (7,802)     (8,276)

Cash used in investing activities:
    Purchases of property and equipment                                    (455)       (704)
    Cash paid for Sitematic Corporation, net of cash acquired            (1,297)         --
    Maturities of short-term investments                                  1,379          --
                                                                       --------    --------
Net cash used in investing activities                                      (373)       (704)

Cash used in financing activities:
    Repayments of short-term borrowings                                      --      (2,000)
    Proceeds from convertible debt                                           --       8,326
    Payment on capital lease obligations                                    (86)        (76)
    Proceeds from issuance of preferred stock, net of issuance costs         --       3,468
    Proceeds from issuance of common stock, net of issuance costs          (110)        100
    Repurchases of common stock                                              --          (2)
    Issuance of stockholder notes receivable                               (200)         --
                                                                       --------    --------
          Net cash provided by (used in) financing activities              (396)      9,816

Effect of exchange rate changes on cash                                     (11)         (6)
                                                                       --------    --------
Net increase (decrease) in cash                                          (8,582)        830
Cash and cash equivalents at beginning of period                         23,623         459
                                                                       --------    --------
Cash and cash equivalents at end of period                             $ 15,041    $  1,289
                                                                       ========    ========
Supplemental disclosures of cash flow information:
    Interest paid                                                      $     --    $    350
    Noncash investing and financing activities:
      Equipment recorded under capital leases                          $    478    $    558
      Discount on borrowings                                           $     --    $  4,679
      Stock issued in exchange for services                            $     --    $     35
      Issuance of common stock for acquisitions                        $ 13,478    $     --

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES


         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of the Business

     The Company was incorporated in Delaware on November 21, 1995 and became a majority-owned subsidiary of IBM on April 11, 1997. In fiscal 1998, the Company changed its fiscal year end from September 30 to the Saturday nearest September
30. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end.

     On May 7, 1999, the Company completed its initial public offering. At the time, all series of convertible preferred shares outstanding were converted to common stock.

     On October 4, 1999 NetObjects acquired Sitematic Corporation and issued common stock that brought IBM's ownership to less than 50%.

     NetObjects provides software, solutions, and services that enable small businesses to build, deploy, maintain websites online, and conduct e-business; and enable large enterprises to effectively create and manage corporate intranets.

2.   Summary of Significant Accounting Policies

     Basis of Presentation of Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of NetObjects, Inc. and subsidiaries ("the Company" or "NetObjects") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain 1998 amounts have been reclassified to conform to the 1999 method of presentation. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended September 30, 1999 included in the Company's Annual Report on Form 10-K.

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

     Diluted net loss per share for the three-months ended December 31, 1999, does not include the effect of warrants to purchase 4,562,737 shares of common stock with a weighted average exercise price of $7.46, options to purchase 4,130,507 shares of common stock with a weighted-average exercise price of $5.36 per share, or 36,040 shares of common stock issued and subject to repurchase by the Company at a weighted-average price of $0.13, because their effects are anti-dilutive.

     Diluted net loss per share for the three-months ended December 31, 1998, does not include the effect of 11,965,826 shares of convertible preferred stock outstanding, warrants to purchase 6,830,387 shares of convertible preferred stock with a weighted average exercise price of $5.64, options to purchase 2,647,717 shares of common stock with a weighted-average exercise price of $2.36 per share, or 81,237 shares of common stock issued and subject to repurchase by the Company at a weighted-average price of $0.12, because their effects are anti-dilutive.

     As of December 31, 1999, the Company was authorized to issue 6,000,000 shares of preferred stock, par value $0.01, and 60,000,000 shares of common stock, par value $0.01, and there were no shares of NetObjects preferred stock outstanding and 27,089,476 shares of NetObjects common stock outstanding. At December 31, 1999, the Company had outstanding warrants to purchase 3,482,838 shares of common stock with an exercise price of $6.68 that expire on April 11, 2000, 163,715 and 51,335 shares of common stock with an exercise price of $6.68, that expire on October 8, 2003 and February 18, 2004, respectively, and 864,850 shares of common stock with an exercise price of $10.80 and an expiration date between March 2000 and December 2000.

     Recent accounting pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 becomes effective for the Company as of October 1, 2000. The Company does not expect SFAS 133 to have a material effect on its financial condition or results of operations.

2.   Business Combination

     On October 4, 1999, the Company completed the acquisition of Sitematic Corporation, exchanging 2,004,988 shares of NetObjects common for all issued and outstanding capital stock of Sitematic. In addition to conversion of their preferred shares to NetObjects common, Sitematic preferred stockholders received approximately $1.6 million in cash for their shares. All issued and outstanding Sitematic options were converted to options to purchase NetObjects common stock. The acquisition was accounted for under the purchase method.

     Total consideration, including the assumption of $0.8 million in debt, cash advances by NetObjects of $0.5 million, and transaction costs of $0.4 million, was approximately $16.7 million. NetObjects acquired tangible assets of approximately $0.6 million, including approximately $0.3 million in cash. Allocation of the purchase price that is in excess of Sitematic Corporation's net book value resulted in the addition of approximately $16.1 million in intangible assets to NetObject's balance sheet, of which approximately $14.6 million represents goodwill. The intangible assets are being amortized on a straight-line basis over their estimated useful lives of two years. The results of operations of Sitematic are included in the Company's financial statements from the date of acquisition.

3.   Balance Sheet Components

     Intangible Assets

     At September 30, 1999, there were no intangible assets on the Company's balance sheet. At December 31, 1999, the Company allocated approximately $16.1 million to intangible assets, which includes $14.5 million in goodwill and $1.6 million of identifiable intangible assets. Amortization expense for the three months ended December 31, 1999 was approximately $2.0 million.

4.   Segment Information

     The Company conducts its business in two distinct segments: Enterprise and Small Business Online. The principal product of the Enterprise segment is NetObjects Authoring Server, which is targeted toward the large business intranet market. The principal product of the Small Business Online segment is NetObjects Fusion, which is targeted to small businesses that would like to establish a web site or upgrade an existing site. The Company uses a direct sales force to distribute NetObjects Authoring Server domestically and through resellers in international markets. The Company sells NetObjects Fusion through resellers, distributors, and a dedicated web site.

     The Company's Chief Operating Decision Maker (CODM) is the Chief Executive Officer. During the three months ended December 31, 1999, the CODM received only revenue information on a disaggregated basis for the Company's two segments. All other operating information was prepared on a basis consistent with the consolidated statement of operations.

     Revenue information for the Company's two segments is as follows:

                                          For the three month period ended
                                                   December 31, 1999
                                      ------------------------------------------
                                     Small Business &   Enterprise      Total
                                      Online Markets      Markets     NetObjects
                                      --------------      -------     ----------
Revenues:
  Domestic license and Online             $2,562          $  605        $3,167
  International license                    2,260             235         2,495
  Domestic service                            --             688           688
  International service                       --             271           271
  IBM license                              1,188             100         1,288

Total Revenue                             $6,010          $1,899        $7,909

                                          For the three month period ended
                                                   December 31, 1998
                                      ------------------------------------------
                                     Small Business &   Enterprise      Total
                                      Online Markets      Markets     NetObjects
                                      --------------      -------     ----------
Revenues:
  Domestic license and Online             $1,362          $  413        $1,775
  International license                      847               1           848
  Domestic service                            --              54            54
  International service                       --             136           136
  IBM license                              1,318              --         1,318
  IBM service                              1,486              --         1,486

Total Revenue                             $5,013          $  604        $5,617

     In the Small Business & Online segment, two customers accounted for approximately 38% of the outstanding accounts receivables at December 31, 1999. There were no significant customer concentrations in the Enterprise segment.

     For the three months ended December 31, 1999, revenues for the Small Business & Online segment were concentrated in the United States and Europe, representing approximately $3.7 million and $2.3 million, respectively. Sales for the Enterprise segment were concentrated in the United States and Europe, representing approximately $1.4 million and $0.5 million, respectively.

     In the Small Business & Online segment, two customers accounted for approximately 59% of the outstanding accounts receivables at December 31, 1998. There were no significant customer concentrations in the Enterprise segment.

     For the three months ended December 31, 1998, revenues for the Small Business & Online segment were concentrated in the United States and Europe, representing approximately $4.2 million and $0.8 million, respectively. Sales for the Enterprise segment were concentrated in the United States and Europe, representing approximately $0.5 million and $0.1 million, respectively.

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

Overview

     We provide both online and software solutions that enable small businesses to build, deploy and maintain Internet web sites, and applications to conduct e-business; and enable large enterprises to create corporate intranets. For fiscal 2000, our revenues are derived principally from license fees from our software products and, to a lesser extent, from fees on a range of services complementing these products. We have two operating divisions. Our Small Business Online division licenses NetObjects Fusion and offers online services to small business customers. Our online business, announced in the quarter ended December 31, 1999 and branded GoBizGo, was established with the acquisition of Sitematic Corporation. We derived limited revenues from online services in the quarter ended December 31, 1999. Our Enterprise division licenses NetObjects Fusion(TM) and NetObjects Authoring Server(TM) and in fiscal year 1999 began providing training, consulting and design services to large enterprise customers for creating corporate intranets.

     We recognize revenues from software license fees upon delivery of our software products to our customers, net of allowances for estimated returns and price protection, as long as we have no significant obligations remaining and we believe that collection of the resulting receivable is probable. We provide most of our distributors of software products with rights of return and record an allowance for estimated future returns based upon our historical experience with product returns by those distributors. Software license fees earned from products bundled with OEM resellers are recognized either upfront, if the OEM vendor commits to a quantity and a fixed price with no right of return or, if the volumes are not committed, then when the OEM resellers ship the bundled products to their customers. We recognize service revenues as services are rendered, or, if applicable, using the percentage-of-completion method. We defer recognition of maintenance revenues, paid primarily for support and upgrades, upon receipt of payment and recognize the related revenues ratably over the term of the contract, which typically is 12 months. These payments generally are made in advance and are nonrefundable.

     We earn revenues from software license fees through direct licenses to enterprises, through important strategic relationships such as our relationships with IBM and through our indirect (OEM) distribution channel. Professional services and maintenance are typically sold through our direct sales organization. Most of our software license fees to date have come from licenses to our indirect distribution channel and OEM resellers. We expect our revenues from license fees derived from our direct, or enterprise, sales channel to increase as a percentage of our total revenues as our direct sales organization grows in size. We derive our international revenues primarily through our indirect distribution channel.

In October 1999, we acquired Sitematic Corporation, an Application Service Provider (ASP), that offered on-line website building and hosting capabilities to small businesses. In December 1999, we combined our online resources with the Sitematic offering and launched GoBizGo.com. These combined services include website building software, e-mail list management (for communicating with cutomers), domain name and search engine registration, auction export, relevant content information for building and maintaining an e-business online, and web hosting services. Currently, our online business has two sources of revenue: (1) From the sale of subscriptions of web-hosting services provided directly to small businesses; (2) From fees charged to our business partners for establishing co-branded sites, for which we share customer revenue with our partners. In the latter case, our business partner is responsible for bringing small businesses to our GoBizGo offering. We expect that the acquisition of Sitematic will incrementally increase our operating expenses by less than 10% from pre-acquisition levels. Furthermore, we will shift some of our existing staff to support this new growth opportunity. Also, we will have to build infrastructure to maintain and grow the online services, which will increase our cost of revenue over time.

     We have incurred substantial net losses in each fiscal period since our inception and, as of December 31, 1999, had an accumulated deficit of $81.4 million. Such net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of our products, establishing brand identity, marketing organization, domestic and international sales channels, and general and administrative infrastructure. We intend to increase our expenditures in all of these areas, particularly for research and development and sales and marketing.

     Our future operating results must be considered in light of our limited operating history and the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly evolving markets such as the market for web site building software and services.

     To achieve our business objectives we need to do the following:

     * Increase substantially our revenues from our two principal products, NetObjects Fusion and NetObjects Authoring Server;
     *    Continue to develop successfully new versions of our products;
     * Continue to be a leading provider of e-business software for building websites and corporate intranet sites;
     *    Respond   quickly  and  effectively  to   competitive,   market,   and
          technological developments;
     *    Expand our professional services business;
     *    Expand our online services business;
     *    Control expenses;
     * Continue to attract, train, and retain qualified personnel in the competitive software industry; and
     * Maintain existing relationships and establish new relationships with leading internet hardware and software companies.

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

Results of Operations

The following table sets forth financial data for the periods indicated as a percentage of total revenues:

                                                           Three months ended
                                                               December 31,
                                                            ------------------
                                                            1999         1998
                                                            -----        -----
Revenues:
    Software license fees and online revenues                  72%          47%
    Service revenues                                           12            3
    Software license fees from IBM                             16           23
    Service revenues from IBM                                  --           27
                                                            -----        -----
      Total revenues                                          100          100
                                                            -----        -----
Cost of revenues:
    Software license fees and online revenues                  25            9
    Service revenues                                           15            3
    Service revenues from IBM                                  --           25
                                                            -----        -----
      Total cost of revenues                                   40           37
                                                            -----        -----

Gross profit                                                   60           63
                                                            -----        -----
Operating expenses:
    Sales and marketing                                        75           79
    Research and development                                   41           39
    General and administrative                                 17           16
    Amortization of intangible assets                          25           --
    Stock-based compensation                                    3            2
                                                            -----        -----
      Total operating expenses                                162          136
                                                            -----        -----
Operating loss                                               (102)         (73)

Interest income (expense)                                       5           (9)
Accretion of discount on debt                                  --           (3)
Interest on beneficial conversion
  feature of convertible debt                                  --          (68)
                                                            -----        -----
    Loss before income taxes                                  (97)        (153)
                                                            -----        -----

Income taxes                                                   --           --
                                                            -----        -----
    Net loss                                                  (97)        (153)

Translation adjustment                                         --           --

    Comprehensive loss                                        (97)        (153)
                                                            =====        =====

Three Months Ended December 31, 1999 and 1998

Revenues. Total revenues increased to approximately $7.9 million from approximately $5.6 million for the three months ended December 31, 1999 and 1998, respectively. The increase of 41% year-over-year was primarily due to growth of our domestic and international partner agreements, in which our Fusion products and related intellectual property were bundled with products offered by our partners. In addition, our enterprise business, which is comprised of license and service offerings, grew substantially from the same period in the previous fiscal year, due to continued expansion of our sales organization.

     For the three months ended December 31, 1999 and 1998, international revenues were $2.8 million and $1.0 million or 35% and 18% of total revenues, respectively. The increase in the amount of international revenues from the comparable quarter in the last fiscal year resulted mainly from new OEM arrangements with Internet Service Providers (ISP) in Europe, and the generation of revenues from our professional services business.

     IBM software license fees for the three months ended December 31, 1999 and 1998 were $1.3 million and $1.3 million, respectively. In the current quarter, we signed an agreement with IBM, in which they made a commitment to bundle NetObjects Fusion with one of their offerings, for $1 million in revenue. The remaining $0.3 million represents our current run rate of sales through existing IBM bundled offerings. We anticipate that future sales will grow from the current run rate.

     In the current quarter, we had no IBM revenue from services as compared to approximately $1.5 million in the quarter ended December 31, 1998. Our contract to provide services to IBM ended in the second quarter of fiscal year 1999. We do not anticipate additional service revenue from IBM in the future.

Cost of Revenues. Our cost of software license fees includes the cost of product media, duplication, manuals, packaging materials, shipping, technology licensed to us and fees paid to third-party vendors for order fulfillment, and was approximately $2.0 and $0.5 for the three months ended December 31, 1999 and 1998, respectively. This increase was due primarily to the inclusion of our new Internet Service Provider (ISP) OEM arrangement to provide twelve months of web hosting services with our Fusion 5.0 product.

     Our cost of services increased to $1.2 million from $0.2 million in the three months ended December 31, 1999 and 1998, respectively. The increase was driven by the revenue growth in services and our continued investment in staffing to handle future growth.

     Gross margins for the three months ended December 31, 1999 were 60% versus 63% for the three months ended December 31, 1998. The decrease in gross margins was due to the cost of shipping Fusion 5.0 and increased cost of service revenues for reasons that are described above. We anticipate that these costs as a percentage of revenues will continue at current levels. As revenue from the sale of software license fees combined with ISP hosting agreements becomes a larger part of our business and as we derive greater revenue from the sale of services, our gross margins may be adversely affected.

Research and Development. Our research and development expenses consist primarily of salaries and consulting fees to support product development. To date, we have expensed all research and development costs as we have incurred them because we generally establish the technological feasibility of our products upon completion of a working model. We have not yet incurred significant costs between the date of completion of a working model and the date of general release of a product. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to continue to increase in dollar amounts from current levels. Research and development expenses were approximately $3.2 million and $2.2 million for the three months ended December 31, 1999 and 1998, respectively, representing approximately 41% and 39%, respectively, of total revenues for each period. The increase in percentage terms reflects our increased staffing and recruiting costs during the latest period.

Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, commissions, consulting fees, tradeshow expenses, advertising, marketing materials and the cost of customer service operations. We intend to continue to increase staff in our enterprise sales organization and to expand our aggressive brand building and marketing campaign. Therefore, we expect sales and marketing expenses to continue to increase. Sales and marketing expenses were approximately $5.9 million and $4.4 million for the three months ended December 31, 1999 and 1998, respectively, representing 75% and 79%, respectively, of total revenues for each period. The increased amount resulted primarily from personnel growth in our enterprise division, increased sales commissions, and costs related to the continued development and implementation of our branding and marketing campaigns.

General and Administrative. Our general and administrative expenses consist primarily of salaries and fees for professional services. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to growth of our business. General and administrative expenses were approximately $1.4 and $0.9 for the three months ended December 31, 1999 and 1998, respectively, representing approximately 17% and 16%, respectively, of total revenues for each period. The increased amount resulted primarily from additional personnel and facility expenses related to our growth, and the added cost associated with the financial reporting requirements of a public company.

Goodwill and amortization. Amortization of goodwill and related intangible assets increased to $2.0 million from $0 for the three months ended December 31, 1999 and 1998, respectively. The increase was attributable to the purchase of Sitematic Corporation (See Note 2).

Stock-Based Compensation. For the three months ended December 31, 1999 and 1998, we incurred stock-based compensation charges of $0.2 million and $0.1 million, respectively. These stock-based compensation charges are being amortized on an accelerated basis over the vesting period of the options in a manner consistent with Financial Accounting Standards Board (FASB) Interpretation No. 28.

Other Income (Expense). The Company earned interest income of $0.4 million for the three months ended December 31, 1999. The interest income was the result of the investment of funds obtained at our initial public offering ("IPO").

     Interest expense for the three months ended December 31, 1998 consisted primarily of interest on our borrowings and amounted to approximately $0.5 million. In addition, the Company recognized an interest charge of approximately $3.8 million on convertible debt to IBM and a related party, and recognized an accretion of discount on debt to IBM of approximately $0.2 million for the three months ended December 31, 1998.

Income taxes. We have had a net operating loss for each period since our inception through December 31, 1999. Our accumulated deficit through this period is approximately $81.4 million. We recorded an income tax provision of approximately $12,000 in the three months ended December 31, 1999 for our international operations.

Liquidity and Capital Resources

     The portion of our accounts receivable balance over 90 days increased by approximately $1.4 million from the quarter ended September 30, 1999. The increase was due primarily to delays in payment from an OEM partner and our major US distributor as we made the transition to Fusion 5.0.

     At December 31, 1999, NetObjects had cash and cash equivalents totaling $15.0 million, a decrease of $8.6 million from September 30, 1999. The decrease was attributable to expenses incurred and cash paid in the acquisition of Sitematic Corporation as well as to losses from continuing operations.

     Total cash expense for the Sitematic acquisition was approximately $2.0 million, which includes approximately $1.6 million paid to Sitematic preferred stockholders and transaction costs of $0.4 million.

     Net cash used in operating activities was $7.8 million and $8.3 million for the three months ended December 31, 1999 and December 31, 1998, respectively. For the period ended December 31, 1999, net cash used in operating activities included an increase in accounts receivable of approximately $3.5 million, due to slower than expected collections, and an increase of approximately $1.1 million in other accrued liabilities due to accruals for future royalties. Adjustments to reconcile net loss to net cash used in operating activities for the period ended December 31, 1999 included amortization of goodwill of approximately $2.0 million related to the Sitematic acquisition. For the period ended December 31, 1998, net cash used in operating activities included a decrease in deferred revenues of approximately $2.7 million, principally due to recognition of prepayments from IBM. Adjustments to reconcile net loss to net cash used in operating activities for the period ended December 31, 1998 included a nonrecurring interest charge of approximately $3.8 million related to convertible debt provided by IBM and Perseus.

     Net cash used in investing activities was $0.4 million and $0.7 million for the three months ended December 31, 1999 and December 31, 1998, respectively. The decrease was primarily attributable to the payment of cash to Sitematic stockholders for their preferred stock, offset by the maturity of short-term investments.

     Net cash used in financing activities was approximately $0.4 million for the three months ended December 31, 1999 and net cash provided by financing activities for the three months ended December 31, 1998 was $9.8 million. Cash provided by financing activities for the three months ended December 31, 1998 included the issuance of a short-term note to IBM and the issuance of preferred stock, which was offset by repayment of a short-term note to IBM.

     We anticipate moderate growth in our operating expenses for the foreseeable future to execute our business plan, particularly in sales and marketing expenses and to a lesser extent research and development and general and administrative expenses. As a result, we expect our operating expenses, as well as planned capital expenditures, to continue to constitute a material use of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that the net proceeds from our initial public offering, together with our current cash and cash equivalents, will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures through September 30, 2000. Thereafter, if cash generated from operations is insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities, or obtain additional credit facilities. We currently have no plans to remedy our deficiency in cash generated from operations relative to anticipated expenditures.

Year 2000 Readiness

     As of this date, we are not aware of any significant Year 2000 compliance problems relating to our software for our product offerings or our information technology or non-information technology systems. There can be no assurance that we will not discover Year 2000 compliance problems in the future that will require substantial revisions or replacements. Any material Year 2000 problems could require us to incur unanticipated expenses to remedy and could divert our management's time and attention, which could cause our revenues to decrease and our stock price to fall.

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

     We were incorporated in November 1995 and first recognized revenues in October 1996. As of December 31, 1999, we had an accumulated deficit of approximately $81.4 million. We expect to sustain significant losses for the foreseeable future, which could harm our business and decrease the market price of our stock.

     To achieve and sustain profitability, we must, among other things, increase substantially our revenues from our two principal products, NetObjects Fusion and NetObjects Authoring Server, and substantially increase our revenues from professional and online services.

Our relationship with IBM has changed substantially over time. While IBM controls us, it is under no obligation to continue any business relationships with us, and IBM is allowed to compete with us or act in a manner that is disadvantageous to us.

Although we have contracts with IBM to bundle our products with their offerings, we have no commitments for future revenues from IBM. Revenues from IBM have represented a substantial portion of our total revenues, representing approximately 29% and 36% of our total revenues for the year ended September 30, 1999 and 1998, respectively. Lotus also currently markets, bundles and sells our products and has created foreign language, or "localized," versions of our software, for which IBM pays us reduced royalties on products that it sells outside the U.S. Lotus' obligation to create localized versions of our software expired on December 31, 1999. We may need to incur substantial additional expense to obtain localized versions of new products or product upgrades from Lotus or other vendors if necessary to satisfy the requirements of key customers like IBM, Lotus and Novell.

     We have a number of license and reseller agreements or arrangements with IBM, many of which are subject to the terms of our 10-year license agreement that expires in April 2007. We have no future revenue commitments from IBM or Lotus. Although we expect to continue licensing our products to IBM and Lotus as OEM resellers, we believe that revenues from IBM will comprise a substantially lower percentage of our total revenues in the future than they have during the fiscal year ended September 30, 1999.

We have business conflicts with IBM. IBM has chosen in the past and is free in the future to promote and bundle competitors' products over our products. Although we have been dependent on IBM, and IBM has provided substantial support to us, IBM makes independent business and product decisions that present conflicts with our business objectives.

IBM controls us and is free to sell its interest in us. As of December 31, 1999 IBM owns approximately 46% of our common stock and holds warrants that if exercised, would increase its ownership to approximately 51% of our outstanding voting securities. As our largest stockholder, with three representatives on our board of directors, IBM has substantial influence over our direction and management, and may be able to prevent or cause a change in control of us and could take other actions that might be favorable to IBM and potentially harmful to us.

IBM can act in ways that may be disadvantageous to us, such as competing with us, investing in our competitors and taking advantage of corporate opportunities. IBM is contractually or otherwise free to act in ways that may harm our business. Our restated certificate of incorporation contains provisions expressly acknowledging that:

* IBM retains "freedom of action" to conduct its business and pursue other business opportunities, even in competition with us;
* IBM has no obligation to refrain from investing in our competitors, doing business with our customers or hiring away our key personnel;
* no director appointed by IBM is prohibited from taking actions or from voting on any action because of any actual or apparent conflict of interest between that director and us; and
* These provisions materially limit the liability of IBM and its affiliates, including IBM's representatives on our board of directors and Lotus, from conduct and actions taken by IBM or its affiliates, even if the conduct or actions are beneficial to IBM and harmful to us.

Furthermore:

*    IBM is eligible to sell its stock  subject to applicable  securities  laws, contractual arrangements with the underwriters and the terms of a registration rights agreement. IBM may transfer some or all of its stock, including to our competitors. Such a transfer could result in a transfer of IBM's interest in us, which could cause our revenues to decrease and our stock price to fall; and

* IBM is under no obligation to inform us of any corporate opportunity and is free to avail itself of any opportunity or to transfer the opportunity to a third party.

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

     The market for web site building software and services for the Internet and corporate intranets is relatively new, constantly evolving and intensely competitive. We expect competition to intensify in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources, and we may be unable to compete effectively against them. The Company competes for small businesses customers with Web content software makers like Adobe, Macromedia, and Microsoft; in the online web hosting and services with providers like Verio, Bigstep, Icat, and Yahoo store. For our Enterprise customers, we compete in the Internet application development and services market with companies such as Interwoven, and Vignette. Microsoft's FrontPage, a web site building software product, has a dominant market share. Microsoft bundles FrontPage 2000 in several versions of the Office 2000 product suite that dominates the market for desktop business application software.

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

We increasingly depend on NetObjects Authoring Server to provide us with revenues. We depend on increasing revenues from NetObjects Authoring Server, and we may not receive these revenues for the following reasons:

* the success of NetObjects Authoring Server will depend on the rapid emergence of a market for large-scale enterprise web site and intranet building products and services;

* information services departments of large enterprises may choose to create and maintain their web and intranet sites internally or may use third-party professional developers to create and maintain their sites;

* NetObjects Authoring Server may not meet customer performance needs or be free of significant software defects or bugs;

* NetObjects Authoring Server will have a longer sales cycle than NetObjects Fusion due to higher pricing and different marketing and distribution characteristics;

* there are no product bundles of NetObjects Authoring Server with IBM or Lotus; and

* we may not be able to recruit and retain the additional sales personnel needed to effectively market NetObjects Authoring Server.

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

Our online services are new and have not yet received a broad customer acceptance. Since inception, we have invested resources to create and enhance our online services, which we believe support and add to market acceptance of our products. With the acquisition of Sitematic Corporation, providing online services to enable small businesses to conduct e-commerce has become an integral part of our business growth strategy. Including the period during which Sitematic operated these services they have been offered to customers generally for less than 12 months. Together with our distribution partners, we must attract a substantial number of small business subscribers for these services for our online business to succeed. We may fail to attract these new customers, which would hurt our business and could cause our stock price to fall.

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

     Our software products are complex and may contain undetected errors or result in system failures. Despite extensive testing, errors could occur in any of our current or future product offerings after commencement of commercial shipments. Any errors could result in loss of or delay in revenues, loss of market share, failure to achieve market acceptance, diversion of development resources, and injury to our reputation or damage to our efforts to build brand awareness. We cannot be certain that the contractual limitations of liability will be enforceable, or that our insurance coverage will continue to be available on reasonable terms or will be available in amounts to cover one or more large claims, or that the insurer will not disclaim coverage as to any future claim. The successful assertion of one or more large claims that exceed available insurance coverage or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could cause our revenues to decrease and our stock price to fall.

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

     As of December 31, 1999 IBM owns approximately 46% of our outstanding stock and holds warrants that if exercised, would increase its ownership to approximately 51% of our outstanding voting securities. That ownership interest and provisions of our restated certificate of incorporation, bylaws, a voting agreement between us and IBM and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price.

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

     Since we are no longer a majority-owned subsidiary of IBM, we no longer enjoy cross-licensing protection that we received as an IBM subsidiary. We may face material litigation risk associated with patent infringement claims that IBM's patent cross-licensees could not assert against us while we were an IBM subsidiary.

Our international operations continue to expand and may not be successful.

     International sales represented approximately 35% of our total revenues in the quarter ended December 31, 1999. We intend to expand the scope of our international operations and currently have a subsidiary in the United Kingdom. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe.

     Our international operations are, and any expanded international operations will be, subject to a variety of risks associated with conducting business internationally that could materially adversely affect our business, including the following:

*    difficulties in staffing and managing international operations;

*    lower gross margins than in the United States;

*    slower adoption of the Internet;

*    longer payment cycles;

*    fluctuations in currency exchange rates;

* seasonal reductions in business activity during the summer months in Europe and other parts of the world;

*    recessionary environments in foreign economies; and

* increases in tariffs, duties, price controls or other restrictions on foreign currencies or trade barriers imposed by foreign countries.

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

     We have expanded our operations rapidly since inception, and we intend to continue to expand them in the foreseeable future. This rapid growth places a significant demand on our managerial and operational resources. To manage growth effectively, we must:

* implement and improve our operational systems, procedures and controls on a timely basis;

* expand, train and manage our workforce and, in particular, our sales and marketing and support organizations in light of our recent decision to offer online and professional services;

* implement and manage new distribution channels to penetrate different and broader markets, including the market for intranet software products; and

* manage an increasing number of complex relationships with customers, co-marketers and other third parties.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market risks for changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. The Company places its investments with high quality credit issuers and, by policy, limits the amount of the credit exposure to any one issuer. The Company manages interest rate risk by limiting investments to debt securities of relatively short maturities. In addition, the Company maintains sufficient cash and cash equivalents so that it can hold investments to maturity.

     At December 31, 1999, the Company had short-term investments with an amortized cost of approximately $8.0 million, consisting of high-grade commercial paper issued by US companies, with maturities of up to 90 days. The Company has classified these debt securities as held-to-maturity.

     The Company's general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities greater than three months are considered to be short-term investments. Effective October 1, 1999, the Company implemented an investment policy that limits purchases of debt securities to maturities of three months or less.

     To date, the Company has not purchased or sold forward contracts to hedge foreign currency exposure, since the relative amounts of international revenue generated by the Company have not been large enough to make hedging cost-effective.

                           PART II: OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c) During the quarter, NetObjects issued an aggregate of approximately 2.0 million shares of its common stock in exchange for the outstanding capital stock of Sitematic Corporation. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser was an accredited investor or a sophisticated investor with access to all relevant information necessary. NetObjects has agreed to file a registration statement covering the resale of such securities in May 2000.

     During the quarter, NetObjects issued options to purchase 1,400,000 shares of common stock, in the aggregate, to senior executives. NetObjects also increased the number of shares reserved for issuance under its Amended and Restated 1997 Stock Option Plan by 3,500,000 shares, from which option grants to existing and new employees have been made. None of the foregoing options may be exercised prior to stockholder ratification at the 2000 Annual Meeting of Stockholders on March 15, 2000. NetObjects intends to register all of these options by amendment to its currently effective Form S-8 registration statement.

     (d) Since the IPO, we have invested approximately $1.6 million in the Sitematic acquisition. We have used approximately $15.5 million to provide working capital to maintain our business operations. The remainder of the original net proceeds of $40.1 million, approximately $23 million, were invested in cash, cash equivalents and short-term investments at December 31, 1999.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K.

          The Company filed one report on Form 8-K during the quarter ended December 31, 1999.

                Date                            Subject of Report
             ----------                         -----------------
          October 19, 1999           Acquisition of Sitematic Corporation
          December 20, 1999          Amendment to Form 8K filed October 19, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NETOBJECTS, INC.

Date: February 14, 2000

                                        /s/ Russell F. Surmanek
                                        ----------------------------------------
                                        Russell F. Surmanek
                                        Executive Vice President, Finance and
                                        Operations and Chief Financial Officer

                                INDEX TO EXHIBITS


Exhibit Number                                        Description
--------------                                        -----------
    27.1                                        Financial Data Schedule