Form 10-Q/A
period 1999-12-31
NETOBJECTS INC
filed 2000-02-16
CIK 1009386

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

     Diluted net loss per share for the three-months ended December 31, 1999, does not include the effect of warrants to purchase 4,626,840 shares of common stock with a weighted average exercise price of $7.46, options to purchase 5,064,739 shares of common stock with a weighted-average exercise price of $7.75 per share, or 36,040 shares of common stock issued and subject to repurchase by the Company at a weighted-average price of $0.13, because their effects are anti-dilutive.

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

     As of December 31, 1999, the Company was authorized to issue 6,000,000 shares of preferred stock, par value $0.01, and 60,000,000 shares of common stock, par value $0.01, and there were no shares of NetObjects preferred stock outstanding and 27,089,476 shares of NetObjects common stock outstanding. At December 31, 1999, the Company had outstanding warrants to purchase 3,482,838 shares of common stock with an exercise price of $6.68 that expire on April 11, 2000, 201,491 and 64,132 shares of common stock with an exercise price of $6.68, that expire on October 8, 2003 and February 18, 2004, respectively, and 864,850 shares of common stock with an exercise price of $10.80 and an expiration date between March 2000 and December 2000.

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

IBM controls us and is free to sell its interest in us. As of December 31, 1999 IBM owns approximately 46% of our common stock and holds warrants that if exercised, would increase its ownership to approximately 53% of our outstanding voting securities. As our largest stockholder, with three representatives on our board of directors, IBM has substantial influence over our direction and management, and may be able to prevent or cause a change in control of us and could take other actions that might be favorable to IBM and potentially harmful to us.

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

     As of December 31, 1999 IBM owns approximately 46% of our outstanding stock and holds warrants that if exercised, would increase its ownership to approximately 53% of our outstanding voting securities. That ownership interest and provisions of our restated certificate of incorporation, bylaws, a voting agreement between us and IBM and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price.

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