Form 10-Q
period 2000-03-31
NETOBJECTS INC
filed 2000-05-15
CIK 1009386

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------


                                    Form 10-Q

                                   (Mark One)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from ____ to ____.

                         Commission File Number: 0-25427

                                 --------------




                                NETOBJECTS, INC.
             (Exact name of Registrant as specified in its charter)



           Delaware                                     94-3233791
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
  Incorporation or Organization)

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

 Yes _X_  No___

As of April 30, 2000, the Registrant had outstanding 30,791,638 shares of common stock, $.01 par value.


--------------------------------------------------------------------------------
================================================================================


                                TABLE OF CONTENTS
Part I:  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at March 31, 2000 and September 30, 1999..............1

         Condensed Consolidated Statements of Operations for the three-months and six-months ended March 31, 2000 and March 31, 1999......................................2

         Condensed Consolidated Statements of Cash Flows for the six-months ended March 31, 2000 and March 31, 1999.....................................................3

         Notes to Unaudited Condensed Consolidated Financial Statements..............................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.................................28


Part II: Other Information

Item 2.  Changes in Securities and Use of Proceeds..................................................29

Item 4.  Submission of Matters to a Vote of Security Holders........................................29

Item 6.  Exhibits and Reports on Form 8-K...........................................................29

         Signatures.................................................................................29

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)
                                                                  March 31,   September 30,
                                                                     2000          1999
                                                                  ---------    ---------
                              Assets
Cash                                                              $  16,383    $  23,623
Short-term investments                                                 --          9,331
Accounts receivable, net of allowance for doubtful accounts
     of $644 and $908 at March 31,  2000 and  September  30,
     1999, respectively                                              11,653        6,065
Prepaid expenses                                                      4,266          848
Other current assets                                                    511          638
                                                                  ---------    ---------
         Total current assets                                        32,813       40,505

Property and equipment, net                                           3,219        2,204
Intangible assets, net of amortization of $4,079 and $0 as
     of March 31, 2000 and September 30, 1999, respectively          12,305         --
                                                                  ---------    ---------
Total Assets                                                      $  48,337    $  42,709
                                                                  =========    =========

                Liabilities & Stockholders' Equity

Accounts payable                                                  $   2,115    $   2,489
Accrued compensation                                                  1,266        1,068
Other accrued liabilities                                             3,655        1,657
Deferred revenue                                                      2,214          988
Current portion of capital lease obligations                            299          281
                                                                  ---------    ---------
         Total current liabilities                                    9,549        6,483
Capital lease obligations, less current portion                         107           54
Total liabilities                                                     9,656        6,537
                                                                  ---------    ---------
Stockholders' Equity:

Common stock, $0.01 par value. 120,000,000 shares authorized as of March 31, 2000 and September 30, 1999, respectively
     30,784,464 and 24,755,960 shares issued and outstanding
     at March 31, 2000 and September 30, 1999, respectively             308          248
Additional paid-in capital                                          126,955      110,810
Notes receivable from stockholders                                      (22)         (23)
Deferred stock-based compensation                                      (746)      (1,205)
Accumulated other comprehensive losses                                  (50)         (30)
Accumulated deficit                                                 (87,764)     (73,628)
                                                                  ---------    ---------
         Total stockholders' equity                                  38,681       36,172

Total liabilities and stockholders' equity                        $  48,337    $  42,709
                                                                  =========    =========

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                 (In thousands, except share and per share data)
                                   (unaudited)
                                                 Three months ended March 31,    Six months ended March 31,
                                                 ----------------------------    -----------------------------
                                                     2000            1999            2000            1999
                                                 ------------    ------------    ------------    ------------
Revenues:
     Software license fees and online revenues   $      6,803    $      2,923    $     12,465    $      5,545
     Service revenues                                   1,170             440           2,129             630
     Software license fees from IBM                     2,251           1,017           3,539           2,335
     Service revenues from IBM                           --             1,246            --             2,733
                                                 ------------    ------------    ------------    ------------
          Total revenues                               10,224           5,626          18,133          11,243
                                                 ------------    ------------    ------------    ------------
Cost of revenues:
     Software license fees and online revenues           (839)            453           1,383             948
     Royalty adjustment                                (1,418)           --              --              --
     Service revenues                                   1,846             540           3,071             724
     Service revenues from IBM                           --               688            --             2,092
                                                 ------------    ------------    ------------    ------------
          Total cost of revenues                        1,267           1,681           4,454           3,764
                                                 ------------    ------------    ------------    ------------
Gross profit                                            8,957           3,945          13,679           7,479
                                                 ------------    ------------    ------------    ------------
Operating expenses:
     Sales and marketing                                9,015           4,596          14,692           9,026
     Research and development                           3,160           1,781           6,389           3,985
     General and administrative                         1,323           1,072           2,707           1,966
     Amortization of intangible assets                  2,017            --             4,033            --
     Stock-based compensation                             144              70             350             170
                                                 ------------    ------------    ------------    ------------
          Total operating expenses                     15,659           7,519          28,441          15,147
                                                 ------------    ------------    ------------    ------------
Operating loss                                         (6,702)         (3,574)        (14,762)         (7,668)
Interest income (expense)                                 276            (603)            650          (1,124)
Accretion of discount on debt                            --              (408)           --              (599)
Interest on beneficial conversion feature of
   convertible debt                                      --            (3,665)           --            (7,457)
                                                 ------------    ------------    ------------    ------------
     Loss before income taxes                          (6,426)         (8,250)        (14,112)        (16,848)
                                                 ------------    ------------    ------------    ------------
Income taxes                                               12            --                24               2
                                                 ------------    ------------    ------------    ------------
     Net loss                                    $     (6,438)   $     (8,250)   $    (14,136)   $    (16,850)
Translation adjustment                                     (9)           --               (20)           --
                                                 ------------    ------------    ------------    ------------
     Comprehensive loss                          $     (6,447)   $     (8,250)   $    (14,156)   $    (16,850)
                                                 ============    ============    ============    ============

Basic and diluted net loss per share             $      (0.23)   $      (3.90)   $      (0.52)   $      (8.33)
                                                 ============    ============    ============    ============
Shares used to calculate basic and diluted net
     loss per share                                27,769,924       2,114,000      27,299,084       2,023,214
                                                 ============    ============    ============    ============

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

                                                          NETOBJECTS, INC.
                                                          AND SUBSIDIARIES
                                           Condensed Consolidated Statements of Cash Flows
                                                           (In thousands)
                                                             (unaudited)

                                                                                                       Six months ended March 31,
                                                                                                      ---------------------------
                                                                                                        2000                1999
                                                                                                      --------           --------
Cash used in operating activities:
Net loss                                                                                              $(14,136)          $(16,850)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                                            814                522
   Accretion of discount on borrowings                                                                    --                  599
   Nonrecurring interest charge on beneficial conversion feature of                                       --                7,457
   convertible debt
   Amortization of intangible assets                                                                     4,079               --
   Amortization of deferred stock-based compensation                                                       350                170
   Changes in operating assets and liabilities:
      Accounts receivable                                                                               (5,526)            (1,366)
      Prepaid expenses                                                                                  (3,410)              (683)
      Other current assets                                                                                (351)              --
      Accounts payable                                                                                    (592)              (852)
      Accrued compensation                                                                                 197               (335)
      Other accrued liabilities                                                                          1,455                260
      Deferred revenue                                                                                   1,173             (4,564)
      Interest and income taxes payable                                                                   --                  451
                                                                                                      --------           --------
         Net cash used in operating activities                                                         (15,947)           (15,191)
                                                                                                      --------           --------

Cash provided by (used in) investing activities:

   Purchases of property and equipment                                                                  (1,593)            (1,129)
   Cash paid for Sitematic Corporation, net of cash acquired                                            (1,297)              --
   Maturities of short-term investments                                                                  9,331               --
                                                                                                      --------           --------
         Net cash provided by (used in) investing activities                                             6,441             (1,129)
                                                                                                      --------           --------

Cash provided by financing activities:

   Proceeds from short-term borrowings                                                                    --                3,421
   Repayments of short-term borrowings                                                                    --               (2,000)
   Proceeds from convertible debt                                                                         --               10,910
   Payment on capital lease obligations                                                                   (159)              (130)
   Proceeds from issuance of preferred stock, net of issuance costs                                       --                5,262
   Proceeds from issuance of common stock, net of issuance costs                                         2,447                133
   Repurchases of common stock                                                                            --                   (6)
   Issuance of stockholder notes receivable                                                               --                   90
                                                                                                      --------           --------
         Net cash provided by financing activities                                                       2,286             17,680
                                                                                                      --------           --------

Effect of exchange rate changes on cash                                                                    (20)                (3)
                                                                                                      --------           --------
Net increase (decrease) in cash                                                                         (7,240)             1,357
Cash and cash equivalents at beginning of period                                                        23,623                459
                                                                                                      --------           --------
                                                                                                      $ 16,383           $  1,816
                                                                                                      ========           ========
Cash and cash equivalents at end of period

Supplemental disclosures of cash flow information:

   Interest paid                                                                                      $     14           $    608
   Noncash investing and financing activities:
     Equipment recorded under capital leases                                                          $    229               --
     Discount on borrowings                                                                               --             $  8,776
     Stock issued in exchange for services                                                                --             $    316
     Issuance of common stock for acquisitions                                                        $ 13,478           $   --
     Deferred stock-based compensation                                                                $    108           $  1,467

                  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.            Summary of the Business

              NetObjects, Inc. was incorporated in Delaware on November 21, 1995 and became a majority-owned subsidiary of IBM on April 11, 1997. In fiscal 1998, the Company changed its fiscal year end from September 30 to the Saturday nearest September 30. For presentation purposes, the consolidated financial statements and notes refer to the calendar month end.

              On May 7, 1999, NetObjects completed its initial public offering. At that time, all series of convertible preferred shares outstanding were converted to common stock.

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

2.            Summary of Significant Accounting Policies

              Basis of Presentation of Interim Financial Statements

              The accompanying unaudited condensed consolidated financial statements of NetObjects, Inc. and subsidiaries ("the Company" or "NetObjects") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and six- month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended September 30, 1999 included in the Company's Annual Report on Form 10-K/A.

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

              Diluted net loss per share for the three- and six-months ended March 31, 2000, does not include the effect of warrants to purchase 336,528 shares of common stock with a weighted average exercise price of $7.70, options to purchase 6,785,305 shares of common stock with a weighted-average exercise price of $8.11 per share, or 34,607 shares of unvested common stock issued and subject to repurchase by the Company at a weighted-average price of $0.16, because their effects are anti-dilutive.

              Diluted net loss per share for the three-and six-months ended March 31, 1999, does not include the effect of 12,700,399 shares of convertible preferred stock outstanding, warrants to purchase 6,229,499 shares of convertible preferred stock with a weighted average exercise price of $6.04, options to purchase 2,900,087 shares of unvested common stock with a weighted-average exercise price of $3.13 per share, or 41,252 shares of unvested common stock issued and subject to repurchase by the Company at a weighted-average price of $0.13, because their effects are anti-dilutive.

              At March 31, 2000, IBM held outstanding warrants to purchase 189,062 and 64,133 shares of common stock with an exercise price of $6.68 that expire in October 2003 and February 2004, respectively, and 83,333 shares of common stock with an exercise price of $10.80 and an expiration date in December 2000.

              Recent accounting pronouncements

              In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) no. 101 regarding recognition, presentation and disclosure of revenue. The Company has not determined the effect implementation of SAB101 will have on its consolidated results of operations.

              In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site" (EITF 00-2). In general, EITF 00-2 states that the costs of developing a web site should be accounted for under provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We are currently evaluating EITF 00-2 and do not believe that the pronouncement will have a significant impact on our financial position, results of operations or cash flows. EITF 00-2 is effective for costs incurred after June 30, 2000.

              Also, in March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-3, "Application of AICPA Statement of Position 97-2,
`Software Revenue Recognition' to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware" (EITF 00-3). EITF 00-3 addresses the accounting issues related to software hosting arrangements. In general, EITF 00-3 states that if the customer does not have the option to physically take possession of the software, the transaction is not within the scope of SOP 97-2 and revenue should be recognized ratably over the hosting period as a service arrangement. However, if the customer has the option to take physical delivery of the software and specific pricing information is available for both the software and hosting components of the arrangement, then the software revenue may be recognized when the customer first has access to the software and revenue from the hosting component should be recognized ratable over the hosting period. We are currently evaluating EITF 00-3 and do not believe that the pronouncement will have a significant impact on our financial position, results of operations or cash flows. We will be required to implement EITF 00-3 for the year ended September 30, 2001.

3.            Balance Sheet Components

              Accounts receivable

              The accounts receivables at March 31, 2000 increased by $5.6 million from September 30, 1999. The increase is primarily attributable to increased sales to IBM and a customer in Europe. At March 31, 2000, the portion of our accounts receivable balance over 90 days increased by approximately $1.1 million from September 30, 1999. The increase was due primarily to delays in payment from a European OEM partner and the Company's major US channel distributor as it made the transition to Fusion 5.0.

              Prepaid Expenses

              Prepaid expenses were approximately $4.3 million at March 31, 2000, an increase of $3.4 million from September 30, 1999. Most of this increase was due to an arrangement with a European customer that increased prepaid expenses by $1.5 million and a $1.4 million royalty payment due an Internet service provider ("ISP") that was expensed during the first quarter then reclassified as a prepaid expense in the second quarter. This prepaid will be amortized to cost of revenues on the basis of end-user registrations with the hosting ISP.

              Intangible Assets

              On October 4, 1999, the Company acquired Sitematic Corporation for total consideration of approximately $16.7 million. Approximately $16.1 million was allocated to intangible assets, which included $14.5 million in goodwill and $1.6 million of identifiable intangible assets. At March 31, 2000, intangible assets related to the Sitematic acquisition were $12.1 million. Amortization expense for the six months ended March 31, 2000 for Sitematic was approximately $4.0 million.

              Other Accrued Liabilities

              Other accrued liabilities increased by approximately $2.0 million from September 30, 1999. This increase was the result of increased co-op and marketing fees due to our domestic and international customers.

4.            Segment Information

              The  Company  conducts  its  business  in two  distinct  segments:
Enterprise and Small Business Online. The principal product of the Enterprise segment is NetObjects Collage, which is targeted toward the large enterprise market. The principal product of the Small Business Online segment is NetObjects Fusion, which is targeted to small businesses that would like to establish a web site or upgrade an existing site. The Company uses a direct sales force to distribute NetObjects Collage domestically and through resellers in international markets. The Company sells NetObjects Fusion through resellers, distributors, and a dedicated web site.

              The Company's Chief  Operating  Decision Maker (CODM) is the Chief
Executive Officer. During the three and six months ended March 31, 2000, the CODM received only revenue information on a disaggregated basis for the Company's two segments. All other operating information was prepared on a basis consistent with the consolidated statement of operations. Revenue information for the Company's two segments follows:

                                          For the three months                            For the six months
                                       period ended March 31, 2000                      period ended March 31, 2000
                                 ------------------------------------------   -----------------------------------------
                                 Small Business                               Small Business
                                   & Online        Enterprise      Total         & Online      Enterprise       Total
                                     Markets        Markets      NetObjects       Markets        Markets     NetObjects
                                     -------        -------        -------        -------        -------      -------
Revenues:
   Domestic license and Online       $ 1,726        $ 1,275        $ 3,001        $ 4,291        $ 1,877      $ 6,168
   International license               3,728             74          3,802          5,987            310        6,297
   Domestic service                     --              927            927           --            1,614        1,614
   International service                --              243            243           --              515          515
   IBM license                         2,171             80          2,251          3,349            190        3,539
                                     -------        -------        -------        -------        -------      -------
Total Revenue                        $ 7,625        $ 2,599        $10,224        $13,627        $ 4,506      $18,133
                                     =======        =======        =======        =======        =======      =======

              In the Small Business & Online segment, two customers accounted for approximately 43% of the outstanding accounts receivables at March 31, 2000. There were no significant customer concentrations in the Enterprise segment.

              For the six months ended March 31, 2000, revenues for the Small Business & Online segment were concentrated in the United States and Europe, representing approximately $7.6 million and

$6.0 million, respectively. Sales for the Enterprise segment were concentrated in the United States and Europe, representing approximately $3.7 million and $0.8 million, respectively.

                                         For the three months                            For the six months
                                      period ended March 31, 1999                      period ended March 31, 1999
                                ------------------------------------------   -----------------------------------------
                                Small Business                               Small Business
                                  & Online        Enterprise      Total         & Online      Enterprise       Total
                                    Markets        Markets      NetObjects       Markets        Markets     NetObjects
                                    -------        -------        -------        -------        -------      -------

Revenues:
   Domestic license and Online      $ 1,641        $   615        $ 2,256        $ 3,003        $ 1,028        $ 4,031
   International license                666              1            667          1,513              2          1,515
   Domestic service                    --              247            247           --              301            301
   International service               --              193            193           --              329            329
   IBM license                        1,017           --            1,017          2,335           --            2,335
   IBM service                        1,246           --            1,246          2,732           --            2,732
                                    -------        -------        -------        -------        -------        -------
Total Revenue                         4,570          1,056          5,626        $ 9,582        $ 1,661        $11,243
                                    =======        =======        =======        =======        =======        =======

         In the Small Business & Online segment, one customer accounted for approximately 42% of the outstanding accounts receivables at March 31, 1999. There were no significant customer concentrations in the Enterprise segment.

         For the six months ended March 31, 1999, revenues for the Small Business & Online segment were concentrated in the United States and Europe, representing approximately $8.1 million and $1.5 million, respectively. Sales for the Enterprise segment were concentrated in the United States and Europe, representing approximately $1.3 million and $0.3 million, respectively.

         The Company does not measure performance of the segments based on any asset-based metrics; therefore, segment information is not provided for assets.

5.       Acquisition of Sitematic Corporation

         On October 4, 1999, the Company acquired Sitematic Corporation, an Application Services Provider (ASP) that offers e-business solutions for small businesses. Under the terms of the acquisition, which was accounted for as a purchase, the Company exchanged approximately two million shares of common stock for all issued and outstanding Sitematic equity.

         In addition to conversion of its preferred shares to the Company's common stock, Sitematic preferred shareholders received approximately $1.6 million for their shares. All issued and outstanding Sitematic options were converted to options to purchase the Company's common stock.

         Total consideration, including transaction costs of approximately $0.6 million, was $15.5 million. Allocation of the purchase price that is in excess of Sitematic Corporation's net book value resulted in the addition of approximately $16.1 million in intangible assets to the Company's balance sheet, of which about $14.1 million represents goodwill. The goodwill and intangible assets are being amortized on a straight-line basis over 2 years.

         The following unaudited pro forma information presents a summary of our consolidated results of operations and the acquired ASP business of Sitematic Corporation as if the acquisition had occurred on October 1, 1998.


(In thousands, except          Six month period ended
 for per share data)                  March 31,
 ------------------             2000            1999
                                ----            ----
Revenues                      18,133           $11,296
Net Earnings                 (14,156)          (17,872)
Net Earnings Per Share         (0.52)            (4.56)

         These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of operations which would have actually resulted had the combinations been in effect on October 1, 1998 or of future results of operations.

6.   Deferred stock-based compensation

         The amortization of deferred employee stock-based compensation combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

                                     Six months ended March 31,
                                    ---------------------------
                                    2000                  1999
                                    ----                  ----
Sales and marketing                   78                    55
Research and development              35                    46
General and administrative           237                    69
                                    ----                  ----

      Total                          350                   170
                                    ====                  ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements about the market opportunity for web site building software and services, our strategy, competition and expected expense levels, and the adequacy of our available cash resources. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or as events occur in the future.

Overview

         We provide both online and software solutions that enable small businesses to build, deploy and maintain Internet web sites and applications to conduct e-business and enable large enterprises to create and maintain corporate websites. For fiscal 2000, our revenues are derived principally from license fees from our software products and, to a lesser extent, from fees on a range of services complementing these products. For small business and other customers we license NetObjects Fusion and offer online services. Our online business, announced in the quarter ended December 31, 1999 and branded GoBizGo, was established with the acquisition of Sitematic in October 1999. We derived limited revenues from online services in the six months ended March 31, 2000. For enterprise customers we license NetObjects Fusion and NetObjects Collage. In fiscal year 1999, we began providing training, consulting and design services to large enterprise customers for creating corporate websites.

         We recognize revenues from software license fees upon delivery of our software products to our customers, net of allowances for estimated returns and price protection, as long as we have no significant obligations remaining, and we believe that collection of the resulting receivable is probable. We provide most distributors of our software products with rights of return and record an allowance for estimated future returns based upon our historical experience with product returns by those distributors. Software license fees earned from products bundled with OEM resellers are recognized either upfront, if the OEM vendor commits to a quantity and a fixed price with no right of return or, if the volumes are not committed, when the OEM reseller ships the bundled products to its customers. We recognize service revenues as services are rendered, or, if applicable, using the percentage-of-completion method. We defer recognition of maintenance revenues, paid primarily for support and upgrades, upon receipt of payment and recognize the related revenues ratably over the term of the contract, which typically is 12 months. These payments generally are made in advance and are nonrefundable.

         We earn revenues from software license fees through direct licenses to enterprises and through important strategic relationships such as our relationships with our indirect distribution channel. Professional services and maintenance are typically sold through our direct sales organization. Most of our software license fees to date have come from licenses to our indirect distribution channel, expecially our OEM resellers. We expect our revenues from license fees derived from our direct, or enterprise, sales channel to increase as a percentage of our total revenues as our direct sales organization grows in size. We derive our international revenues primarily through our indirect distribution channel.

         We acquired Sitematic in October 1999 in order to offer on-line website building and hosting capabilities to small businesses. In December 1999, we combined our existing online resources with the Sitematic offering and launched

GoBizGo.com. These combined services include website building software, e-mail list management for communicating with customers, domain name and search engine registration, auction export, relevant content information for building and maintaining an e-business online, and web hosting services. Currently, our online business has two sources of revenue: Subscriptions for web-hosting services provided directly to small businesses; and fees charged to our GoBizGo business "partners" for establishing co-branded sites. The Sitematic acquisition increased our operating expenses incrementally by slightly less than 10% above pre-acquisition levels. We are incurring additional related expenses as we shift some of our existing staff to support GoBizGo and to build infrastructure to maintain and grow our online services. They will increase our cost of revenue over time. Revenues from our online services business have represented approximately 2% of total revenues since October, 1999.

         In April 1997, IBM acquired approximately 80% of our outstanding stock from existing investors. Under the terms of a 10-year license agreement with IBM, we granted IBM rights to market and sell some of our products to its customers for 10 years in exchange for nonrefundable cash prepayments totaling $10.5 million between April 1997 and December 31, 1998. We requested and received the full amount of these prepayments between April and December 1997. These prepayments were reflected as deferred revenues from IBM on our balance sheet. By June 1999, IBM had sold sufficient quantities of licenses, and purchased services from NetObjects to fully utilize this $10.5 million prepayment. In the three months ended December 31, 1997, IBM began reselling our products, and in the three months ended March 31, 1998, we began providing services to IBM to make our products compatible with and to integrate them with IBM's WebSphere products. This services contract with IBM expired on February 28, 1999. Due, in part, to the expiration of this contract, our total revenues from IBM were substantially lower during the second half of fiscal year 1999 compared to the first six months of the year when they represented 45.1% of total revenues. During the first half of fiscal year 2000, our revenues from IBM represented approximately 19.5% of our total revenues for the period. We believe that our revenues from IBM may fluctuate significantly from quarter to quarter. Please refer to "Risk Factors--Our Relationship with International Business Machines Corporation, or IBM, has changed substantially over time. While IBM controls us, it is under no obligation to continue any business relationships with us, and IBM is allowed to compete with us or act in a manner that is disadvantageous to us"

         In March 2000, we commenced commercial shipments of NetObjects Collage, an integrated platform for the management of enterprise web applications. NetObjects Collage combines collaboration with content management, enterprise integration, and dynamic application services.

         We  provide  professional   services  to  help  our  customers  install
NetObjects Collage and to train their personnel in the use and maintenance of corporate websites with this product.

         We have incurred substantial net losses in each fiscal period since our inception and, as of March 31, 2000, had an accumulated deficit of $87.8 million. Such net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of our products, establishing brand identity, marketing organization, domestic and international sales channels, and general and administrative infrastructure. We intend to increase our expenditures in all of these areas, particularly for research and development and sales and marketing.

         Our future operating results must be considered in light of our limited operating history and the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly evolving markets such as the market for web site building software and services.

         To achieve our business objectives we need to do the following:

         o        Increase   substantially   our  revenues  from  our  principal
                  software products, NetObjects Fusion and NetObjects Collage;

         o        Continue to develop successfully new versions of our products;

         o Continue to be a leading provider of e-business software for building websites and enterprise web applications;

         o Respond quickly and effectively to competitive, market, and technological developments;

         o        Expand our professional services business;

         o        Expand our online services business;

         o        Control expenses;

         o Continue to attract, train, and retain qualified personnel in the competitive software industry; and

         o        Maintain    existing    relationships    and   establish   new
                  relationships with leading internet hardware and software companies, such as our existing OEM resellers

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

                  [Remainder of page intentionally left blank]

Results of Operations

         The following table sets forth financial data for the periods indicated
as a percentage of total revenues:
                                                       Three  Months Ended       Six Months Ended
                                                             March 31,              March 31,
                                                      --------------------     ---------------------
                                                         1999      2000          1999       2000
                                                       --------  --------       --------   --------
(unaudited) (unaudited)
Revenues:
   Software license fees                                  52%       67%           49%        69%
   Service revenues                                        8        11             6         12
   Software license fees from IBM                         18        22            21         20
   Service revenues from IBM                              22      --              24       --
                                                       --------  --------      --------   --------
       Total revenues                                    100       100           100        100

Cost of revenues:
   Software license fees                                   8         8             8          8
   Royalty adjustment                                   --         (14)         --         --
   Service revenues                                       10        18             6         17
   Service revenues from IBM                              12      --              19       --
                                                       --------  --------      --------   --------
       Total cost of revenues                             30        12            33         25
                                                       --------  --------      --------   --------
Gross profit                                              70        88            67         75
                                                       --------  --------      --------   --------

Operating expenses:
   Sales and marketing                                    82        88            80         83
   Research and development                               32        31            35         35
   General and administrative                             19        13            17         15
   Amortization of intangible assets                    --          20          --           22
   Stock-based compensation                                1         2             2          2
                                                       --------  --------      --------   --------
       Total operating expenses                          134       154           135        157
                                                       --------  --------      --------   --------
Operating loss                                           (64)      (66)          (68)       (81)

   Interest income (expense)                             (11)        3           (10)         4


   Accretion of discount on debt                          (7)     --              (5)      --
   Interest on beneficial conversion feature
     of convertible debt                                 (65)     --             (66)      --
              Loss before income taxes                  --        --            (150)       (78)
                                                       --------  --------      --------   --------
   Income taxes                                         --        --            --         --
                                                       --------  --------      --------   --------

   Net loss                                              (147%)     (63%)       (150%)      (78%)
                                                       ========  ========      ========   ========
   Translation Adjustment                               --        --            --         --
                                                       ========  ========      ========   ========
   Comprehensive Loss                                    (147%)     (63%)       (150%)      (78%)
                                                       ========  ========      ========   ========


Six Months Ended March 31, 2000 and 1999

         Revenues. Total revenues were approximately $18.1 million and approximately $11.2 million, respectively, for the six months ended March 31, 2000 and 1999. The 61% year-over-year increase resulted primarily from additional OEM reseller agreements, in which our Fusion products and related intellectual property were bundled with products offered by our partners, such as IBM, Lotus, Concentric, United Internet and Novell. In addition, we experienced substantial growth in our enterprise business, which consists of licenses of our enterprise products, NetObjects Authoring Server and NetObjects Collage, from the same period in the previous fiscal year. This growth reflected the expansion of our sales organization, increasing market acceptance of our enterprise solutions and the introduction of NetObjects Collage in late March 2000.

         For the six months ended March 31, 2000 and 1999, international revenues were $6.8 million and $1.8 million or 38% and 16% of total revenues, respectively. The substantial increase resulted primarily from new OEM arrangements with internet service providers, or ISPs, in Germany, like United Internet, and the generation of revenues from our professional services business.

         IBM software license fees for the six months ended March 31, 2000 and 1999 were $3.5 million and $2.3 million, respectively. New NetObjects Fusion product bundling agreements accounted for $3.0 million of revenues during the most recent six month period, and the remaining $0.5 million was attributable to license fees from previous bundling arrangements.

         We have not earned significant revenues from services to IBM since our WebSphere development services contract expired in the quarter ended March 31, 1999. We do not anticipate additional service revenue from IBM in the forseeable future.

         Cost of Revenues. Our cost of software license fees includes the cost of product media, duplication, manuals, packaging materials, shipping, technology licensed to us and fees paid to third-party vendors for order fulfillment, and was approximately $1.4 million and $0.9 million for the six months ended March 31, 2000 and 1999, respectively.

         During the first quarter of fiscal 2000, we began shipping NetObjects Fusion 5.0 with an offer of 12 months of free web hosting services and entered into an agreement with an Internet service provider to deliver those services. Under the original terms of the agreement, we paid royalties to this Internet service provider for web hosting services when Fusion 5.0 was shipped to the customer. During the first quarter of fiscal 2000, the entire amount due for hosting services under the contract, which expires in December 2001, was accounted for as a cost of revenues. In the second quarter of fiscal 2000, the contract was amended so that royalties for hosting services are due to the service provider only when the end user registers for the hosting service, or, up to the minimum committed amount as specified in the agreement. As a result, in the quarter ended March 31, 2000, we reversed the cost of software licenses that were expensed in the previous quarter, and recorded it as prepaid expense. This prepaid expense is being amortized to cost of revenues on the basis of end-user registration with the hosting ISP.

         Our cost of service revenues increased to $3.1 million in the six months ended March 31, 2000 from $0.7 million in the six months ended March 31, 1999. The increase corresponded to the revenue growth in services and our continued investment in hiring and training professional services personnel.

         Cost of service revenues for IBM was $2.1 million for the six months ended March 31, 1999. We have not provided services to IBM since the expiration of our WebSphere development services contract in February 1999.

         Overall, gross margin for the six months ended March 31, 2000 was 75% versus 67% for the six months ended March 31, 1999. The increase in gross margin reflects our higher percentage of total revenue from software licenses as compared to the previous period.

         Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, commissions, consulting fees, tradeshow expenses, advertising, marketing materials and the cost of customer service operations. We intend to continue to increase staff in our enterprise sales organization and to expand our aggressive brand building and marketing campaign. Therefore, we expect sales and marketing expenses to continue to increase. Sales and marketing expenses, were approximately $15.0 million and $9.0 million for the six months ended March 31, 2000 and 1999, respectively, representing 83% and 80%, respectively, of total revenues for each period. The increased amount resulted primarily from personnel growth in our enterprise division, increased co-op fees with our European customers, increased sales commissions, and costs related to the continued development and implementation of our branding and marketing campaigns.

         Research and Development. Our research and development expenses consist primarily of salaries and consulting fees to support product development. To date, we have expensed all research and development costs as we have incurred them because we generally establish the technological feasibility of our products upon completion of a working model. We have not yet incurred significant costs between the date of completion of a working model and the date of general release of a product. We believe that continued investment in research and development is critical to attain our strategic objectives and, as a result, we expect research and development expenses to continue to increase in dollar amounts from current levels. Research and development expenses were approximately $6.4 million and $4.0 million for the six months ended March 31, 2000 and 1999, respectively, representing approximately 35% of total revenues in each period. The increase in research and development expenses was due to additional costs associated with the development and release of Fusion 5.0 and NetObjects Collage during the period, as well as expenses incurred for future product development.

         General and Administrative. Our general and administrative expenses consist primarily of salaries and fees for professional services. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to growth of our business. General and administrative expenses were approximately $2.7 and $2.0 for the six months ended March 31, 2000 and 1999, respectively, representing approximately 15% and 17%, respectively, of total revenues for each period. The increased amount resulted primarily from additional personnel and facility expenses related to our growth, and the added cost associated with the financial reporting requirements of a public company.

         Goodwill and amortization. Amortization of goodwill and related intangible assets was $4.1 million and $0 for the six months ended March 31, 2000 and 1999, respectively. Most of the amortization expense relates to the Sitematic acquisition in October 1999.

         Stock-Based Compensation. For the six months ended March 31, 2000 and 1999, we incurred stock-based compensation charges of $0.4 million and $0.2 million, respectively. These stock-based compensation charges are being amortized on an accelerated basis over the vesting period of the options in a manner consistent with Financial Accounting Standards Board (FASB) Interpretation No. 28. Analyses of these charges by expense category have been included in the notes to the financial statements for the respective periods.

         Other Income (Expense). We earned interest income of $0.7 million for the six months ended March 31, 2000. The interest income was the result of the investment of funds obtained from our initial public offering.

         Interest Expense. Interest expense for the six months ended March 31, 1999 consisted primarily of interest on our borrowings and amounted to approximately $1.1 million. In addition, we recognized an interest charge of approximately $7.5 million on convertible debt to IBM and a related party, and recognized an accretion of discount on debt to IBM of approximately $0.6 million for the six months ended March 31, 1999.

         Income taxes. We have had a net operating loss for each period since our inception through March 31, 2000. Our accumulated deficit through this period is approximately $87.8 million. We recorded an income tax provision of approximately $24,000 in the six months ended March 31, 2000 related to our international operations.

         Translation Adjustment. The functional currency our foreign subsidiary is its local currency. Adjustments arising from the translation of the subsidiary financial statements are reflected as a separate component of stockholder's equity. Foreign currency transaction gains and losses are included in the consolidated statements of operations.

Three Months Ended March 31, 2000 and 1999

         Revenues. Total revenues increased to approximately $10.2 million for the three months ended March 31, 2000 from approximately $5.6 million for the three months ended March 31, 1999. The increase of 81% year-over-year resulted primarily from new domestic and international partner agreements, in which our Fusion products and related intellectual property were bundled with products offered by our partners, as well as growth of license fees from IBM. In addition, our enterprise business, which is comprised of license and service offerings, grew substantially from the same period in the previous fiscal year, due to continued expansion of our sales organization and new product introductions.

         For the three months ended March 31, 2000 and 1999, international revenues were $4.0 million and $0.9 million or 40% and 15% of total revenues, respectively. The increase in the amount of international revenues from the comparable quarter in the last fiscal year resulted mainly from new OEM arrangements with Internet service providers (ISPs) in Europe and the generation of revenues from our professional services business.

         IBM software license fees for the three months ended March 31, 2000 and 1999 were $2.3 million and $1.0 million, respectively. The increase resulted from a new building agreement for Fusion 5.0.

         Cost of Revenues. We recorded $0.8 million as cost of software license fees for the three months ended March 31, 2000 compared to $0.5 million for the three months ended March 31, 1999. In addition, we had a royalty adjustment of negative $1.4 million, as discussed above.

         Our cost of services were $1.8 million from $0.5 million in the three months ended March 31, 2000 and 1999, respectively. The increase was driven by the revenue growth in services and our continued investment in staffing to handle future growth.

         Gross margins for the three months ended March 31, 2000 were 88% versus 70% for the three months ended March 31, 1999. Most of the increase was a consequence of the reversal of the first quarter's charge for royalties paid with respect to free web hosting services offered with Fusion 5.0, which were subtracted in calculating the cost of software license fees for the March 31, 2000 quarter.

         Sales and Marketing. Sales and marketing expenses were approximately $9.0 million and $4.6 million for the three months ended March 31, 2000 and 1999, respectively, representing 89% and 82%, respectively, of total revenues for each period. The increase resulted primarily from personnel growth in our enterprise division, increased co-op fees paid to our European customers, increased sales commissions, and costs related to the continued development and implementation of our branding and marketing campaigns.

         Research and Development. Research and development expenses were approximately $3.2 million and $1.8 million for the three months ended March 31, 2000 and 1999, respectively, representing approximately 31% and 32%, respectively, of total revenues for each period. The increase in research and development expenses was due to higher staffing levels than the previous period, costs associated with the release of NetObjects Collage, and the costs of ongoing product development.

         Other Income (Expense). We earned interest income of $0.3 million for the three months ended March 31, 2000. The interest income was the result of the investment of funds obtained at our initial public offering.

         Interest expense for the three months ended March 31, 1999 consisted primarily of interest on our borrowings and amounted to approximately $0.6 million. In addition, we recognized an interest charge of approximately $3.7 million on convertible debt to IBM and a related party, and recognized an accretion of discount on debt to IBM of approximately $0.4 million for the three months ended March 31, 1999.

         Income  Taxes.  We recorded an income tax  provision  of  approximately
$12,000 in the three months ended March 31, 2000 related to international operations.

         The changes to or reasons for changes in our general and administrative expenses, amortization of intangible assets, stock-based compensation and the translation adjustment for the three months ended March 31, 2000 compared to the same quarter one year ago are explained above in the discussion of the comparison of our six-month periods for this fiscal year and last fiscal year.

Liquidity and Capital Resources

         At March 31, 2000, NetObjects had cash, cash equivalents and short-term investments totaling $16.4 million, a decrease of $16.6 million from September 30, 1999. The decrease was attributable to expenses incurred and cash paid in the Sitematic acquisition as well as to losses from continuing operations.

         Total cash expense for the Sitematic acquisition was approximately $2.0 million, which includes approximately $1.6 million paid to Sitematic preferred stockholders and transaction costs of $0.4 million.

         Net cash used in operating activities was $16.0 million and $15.2 million for the six months ended March 31, 1999 and 1998, respectively. For the period ended March 31, 2000, net cash used in operating activities included an increase in accounts receivable of approximately $5.5 million, due to slower than expected collections, and an increase of approximately $3.4 million in other accrued liabilities due to accruals for future royalties. Adjustments to reconcile net loss to net cash used in operating activities for the period ended December 31, 1999 included amortization of goodwill of approximately $4.0 million related to the Sitematic acquisition. For the period ended March 31,
1999, net cash used in operating activities included a decrease in deferred revenues of approximately $4.6 million, principally due to recognition of prepayments from IBM. Adjustments to reconcile net loss to net cash used in operating activities for the period ended December 31, 1998 included a nonrecurring interest charge of approximately $7.5 million related to convertible debt provided by IBM and Perseus. As of March 31, 2000, the portion of our accounts receivable balance over 90 days increased by approximately $1.0 million from the quarter ended September 30, 1999. The increase resulted primarily from delays in payment of receivables by one international OEM reseller and our major US channel distributor that returned unsold inventory of Fusion 4.0 and received new shipments of Fusion 5.0.

         Net cash used in investing activities was $6.4 million for the six months ended March 31, 2000 compared to $1.1 million net cash used in investing activities for the six months ended March 31, 1999. The increase resulted in part from the payment of cash in the Sitematic acquisition.

         Net cash provided by financing activities was approximately $2.3 million for the six months ended March 31, 2000 compared to $17.7 million for the six months ended March 31, 1999. Cash provided by financing activities for the six months ended March 31, 2000 consisted primarily of proceeds from the exercise of stock options by employees. Net cash provided by financing activities for the six months ended March 31, 1999 reflected their receipt of proceeds from the issuance of a short-term note to IBM and the issuance of preferred stock and the use of proceeds to repay a short-term note to IBM.

         We anticipate moderate growth in our operating expenses for the foreseeable future to execute our business plan, particularly in sales and marketing expenses and to a lesser extent research and development and general and administrative expenses. As a result, we expect our operating expenses, as well as planned capital expenditures, to continue to constitute a material use of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash and cash equivalents are adequate to finance our current level of operations only through September 30, 2000 and for some period thereafter, depending upon several factors, including the impact of a change in our rate of growth, the effect of any acquisitions that we may do and the length of our accounts receivable collections cycle. During the next two quarters we intend to raise additional capital to fund future operations through the sale of additional equity securities, new borrowings, or some combination of debt and equity. We have not decided upon the timing, form or amount of capital that we will seek and have no assurances or commitments that we will succeed in raising additional capital. If we fail to raise additional capital to fund future operations our business, financial condition and results of operations will be materially and adversely affected, and our stock price will decline substantially.

Recently Issued Accounting Pronouncements

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) no. 101 regarding recognition, presentation and disclosure of revenue. The Company has not determined the effect implementation of SAB 101 will have on its consolidated results of operations.

         In March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-2, "Accounting for the Costs of Developing a Web Site" (EITF 00-2). In general, EITF 00-2 states that the costs of developing a web site should be accounted for under provisions of Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." We are currently evaluating EITF 00-2 and do not believe that the pronouncement will have a significant impact on our financial position, results of operations or cash flows. EITF 00-2 is effective for costs incurred after June 30, 2000.

         Also, in March 2000, the Emerging Issues Task Force reached a consensus on Issue 00-3, "Application of AICPA Statement of Position 97-2, `Software Revenue Recognition' to Arrangements That Include the Right to Use Software Stored on Another Entity's Hardware" (EITF 00-3). EITF 00-3 addresses the accounting issues related to software hosting arrangements. In general, EITF 00-3 states that if the customer does not have the option to physically take possession of the software, the transaction is not within the scope of SOP 97-2 and revenue should be recognized ratably over the hosting period as a service arrangement. However, if the customer has the option to take physical delivery of the software and specific pricing information is available for both the software and hosting components of the arrangement, then the software revenue may be recognized when the customer first has access to the software and revenue from the hosting component should be recognized ratable over the hosting period. We are currently evaluating EITF 00-3 and do not believe that the pronouncement will have a significant impact on our financial position, results of operations or cash flows. We will be required to implement EITF 00-3 for the year ended September 30, 2001.

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

         We were incorporated in November 1995 and first recognized revenues in October 1996. As of March 31, 2000, we had an accumulated deficit of approximately $87.8 million. We expect to sustain significant losses for the foreseeable future, which could harm our business and decrease the market price of our stock.

         To achieve and sustain profitability, we must, among other things, increase substantially our revenues from our principal products, NetObjects Fusion and NetObjects Collage, and substantially increase our revenues from professional and on-line services.

We expect to raise additional capital because our current cash position and cash flow are unlikely to meet our operating requirements and anticipated growth significantly beyond the end of the fiscal year ending September 30, 2000.

         We believe that our current cash and cash equivalents are adequate to finance our current level of operations only through the end of the current fiscal year and for some period thereafter, depending upon several factors, including the impact of a change in our rate of growth, the effect of any acquisitions that we may do and the length of our accounts receivable collections cycle. During the next two quarters, we may raise additional capital to fund future operations through the sale of additional equity securities, new borrowings, or some combination of debt and equity. We have not decided upon the timing, form or amount of capital that we will seek and have no assurances or commitments that we will succeed in raising additional capital. If we fail to raise additional capital to fund future operations, our business, financial condition and results of operations will be materially and adversely affected, and our stock price probably will decline substantially.

Our relationship with International Business Machines Corporation, or IBM, has changed substantially over time. While IBM controls us, it is under no obligation to continue any business relationships with us, and IBM is allowed to compete with us or act in a manner that is disadvantageous to us.

         Although we have a number of license and reseller agreements or arrangements with IBM, many of which are subject to the terms of our 10-year license agreement that expires in April, 2007, we have no commitments for future revenues from IBM. Revenues from IBM have represented a substantial portion of our total revenues, representing approximately 29% and 36% of our total revenues for the year ended September 30, 1999 and 1998, respectively, as well as approximately 20% of our total revenues for the six months ended March 31, 2000. We have no future revenue commitments from IBM and its subsidiary Lotus Development Corporation, or Lotus. The amount of revenues we earn from IBM and Lotus may fluctuate substantially from quarter-to-quarter. Although we expect to continue licensing our products to IBM and Lotus as OEM resellers, we believe that revenues from IBM will comprise a substantially lower percentage of our total revenues in the future than they comprised in the fiscal year ended
September 30, 1999. During the quarter ended March 31, 2000, we recognized revenue of $2.3 million from IBM including $2.0 million for licenses to distribute NetObjects Fusion 5.0 with IBM PCs and committed to reimburse IBM for up to $500,000 for promotional and advertising expenditures that IBM incurs in marketing these bundles. During the quarter ended December 31, 1999, we recognized revenues of $1.0 million from Lotus for licenses to bundle NetObjects Fusion 3.01 with Lotus SmartSuite during calendar year 2000 and committed to reimburse Lotus for up to $400,000 for promotional and advertising expenditures incurred in marketing these bundles. In the past Lotus has created foreign language, or "localized," versions of our software, for which IBM pays us reduced royalties on products that it sells outside the United States under a contract that expired on December 31, 1999. We may need to incur substantial additional expense to obtain localized versions of new products or product upgrades from Lotus or other vendors if necessary to satisfy the requirements of key customers like IBM, Lotus and Novell.

         We have business conflicts with IBM. IBM has chosen in the past and is free in the future to promote and bundle competitors' products over our products. Although we have been dependent on IBM, and IBM has provided substantial support to us, IBM makes independent business and product decisions that present conflicts with our business objectives.

         IBM controls us and is free to sell its interest in us. As of April 30, 2000, IBM owns approximately 49.4% of our common stock and holds warrants that if exercised, would increase its ownership to approximately 50% of our outstanding voting securities. As our largest stockholder, with three representatives on our board of directors, IBM has substantial influence over our direction and management, and may be able to prevent or cause a change in control of us and could take other actions that might be favorable to IBM and potentially harmful to us. IBM is eligible to sell its stock subject to applicable securities laws and the terms of a registration rights agreement. IBM may transfer some or all of its stock, including to our competitors. Such a transfer could result in a transfer of IBM's interest in us, which could cause our revenues to decrease and our stock price to fall.

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

         o No director appointed by IBM is prohibited from taking actions or from voting on any action because of any actual or apparent conflict of interest between that director and us, and these provisions materially limit the liability of IBM and its affiliates, including IBM's representatives on our board of directors and Lotus, from conduct and actions taken by IBM or its affiliates, even if the conduct or actions are beneficial to IBM and harmful to us;

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

         The market for web site building software and services for the Internet and corporate intranets is relatively new, constantly evolving and intensely competitive. We expect competition to intensify in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources, and we may be unable to compete effectively against them. We compete for small business customers with web content software makers like Adobe, Macromedia, and Microsoft and in the on-line web hosting and services with providers like Verio, Bigstep, Icat, and Yahoo Store. Microsoft's FrontPage, a web site building software product, has a dominant market share. Microsoft bundles FrontPage 2000 in several versions of the Office 2000 product suite that dominates the market for desktop business application software. For our enterprise customers, we compete in the Internet application development and services market with companies such as Interwoven and Vignette. New technologies and the expansion of existing technologies could also increase the competitive pressures on us by enabling our competitors to offer lower-cost or superior products or service. Increased competition could diminish the value of our products and services and result in reduced operating margins and loss of market share. We cannot assure you that we will be able to compete successfully against
current  or  future   competitors.

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

         We believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely upon them as an indication of our future performance. We generate a substantial percentage of our revenues from software license fees from bundles of NetObjects Fusion with products or services provided by our OEM resellers such as IBM, Lotus, Novell, Inc., or Novell, 1&1 Telecommunications, or United Internet, and Concentric Networks, Inc., or Concentric. Our revenues may vary substantially from quarter to quarter depending on our ability to extend existing OEM bundling arrangements with our OEM resellers or to enter into new OEM reselling arrangements. The promptness with which sales data used for recognizing product royalties, are reported to us from third parties, including IBM, also may cause our quarterly results to be more volatile.

Most of our revenues have been derived from sales of a single product, and a decline in demand or the sale price of that product would harm our business and cause our stock price to fall.

         About 60% of our revenues from software license fees in fiscal year 1999 and approximately 65% of our revenues from software license fees in the first six months of fiscal year 2000 were derived from versions of one of our products, NetObjects Fusion, and we expect that this single product will continue to account for the majority of our total revenues in the near-term. To remain competitive, software products typically require frequent updates that add new features. There can be no assurance that we will succeed in creating and selling updated or new versions of NetObjects Fusion. A decline in demand for, or in the average selling price of, NetObjects Fusion, whether as a result of new product introductions or price competition from competitors, technological change or otherwise, would hurt our business or cause our stock price to fall.

Our future financial performance depends substantially on market acceptance and growth of our enterprise products, professional services and online services. We increasingly depend on our enterprise products to provide us with revenues.

         Our enterprise products are relatively new and have not achieved significant market penetration. During the quarter ended March 31, 2000, we introduced NetObjects Collage as our primary enterprise product. We increasingly depend on NetObjects Collage and other enterprise products to generate revenue, and we may not receive these revenues for the following reasons:

         o        The  success  of   NetObjects   Collage  will  depend  on  its
                  acceptance as a solution for large enterprise web site and intranet building products and services;

         o Information services departments of large enterprises may choose to create and maintain their web and intranet sites internally or may use third-party professional developers or our competitors' products to create and maintain their sites;

         o Our enterprise products may not meet customer performance needs or be free of significant software defects or bugs;

         o Our enterprise products have a longer sales cycle than NetObjects Fusion due to much higher pricing and different marketing and distribution characteristics;

         o There are no product bundles of our enterprise products with any of our OEM resellers or other third party distributors; and

         o        We may not be able to recruit and retain the additional  sales
                  personnel   needed  to   effectively   market  our  enterprise
                  products.


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

         Our on-line services are new and have not yet received a broad customer acceptance.

         Since inception, we have invested resources to create and enhance our on-line services, which we believe support and add to market acceptance of our products. With the acquisition of Sitematic and our launch of GoBizGo.com, providing on-line services to enable small businesses to conduct e-commerce has become an integral part of our business growth strategy. Including the period during which Sitematic operated these services they have been offered to customers generally for less than 12 months. We depend on our distribution partners to attract small business subscribers for these services for our on-line business to succeed, and to date their efforts have met with limited success. We may not be able to expand our distribution channels or sales force. We expect to offer our on-line small business services through our distribution partners under those partners' advertising and marketing logos in order to expand our on-line small business services. We may fail to attract these new customers and distributors, which would hurt our business and could cause our stock price to fall.

We need to maintain our third-party distribution channel because our direct sales to third parties would be insufficient to support our operating base.

         While we derive some of our revenues from selling our products directly to third parties, most of our revenues are derived from the sale of our products through third-party distributors and OEM resellers. We need to develop third party relationships for promoting our on-line offerings. A substantial portion of our revenues from NetObjects Fusion comes from arrangements with a limited number of customers. A loss of any of these customers or our failure to develop new customers could cause our revenues to decrease and our stock price fall. We have shifted our emphasis in distributing NetObjects Fusion from channel sales to volume distribution arrangements with large companies such as United Internet, IBM, Lotus, Concentric Networks and Novell. We have no guarantees of continuing revenues from any of these customers and therefore need to continuously develop new OEM reseller customers. There can be no assurance that third parties will be willing or able to carry our products in the future. If third parties were to reduce or cease carrying our products, our direct sales to third parties would be insufficient to support our operating expense base.

We allow product returns and provide price protection to some purchasers and resellers of our products and our allowances for product returns may be inadequate.

         We have stock-balancing programs for our software products that under specified circumstances allow for the return of software by some of our resellers. These programs also provide for price protection for our software for some of our direct and indirect channel resellers that, under specified conditions, entitle the reseller to a credit if we reduce our price to similar channel resellers. There can be no assurance that actual returns or price protection will not exceed our estimates, and our estimation policy may cause significant quarterly fluctuations.

We need to maintain and establish new bundling arrangements because we may be less successful at selling our products on a stand-alone basis.

         We believe that products that are not sold in a "suite" containing software products or components that perform different functions are less likely to be commercially successful. For example, NetObjects Fusion 5.0 includes free web site hosting services. IBM also bundles our products with some of its software products, such as the bundling of NetObjects Fusion with WebSphere Studio and NetObjects Fusion with Lotus Designer Studio and Lotus SmartSuite. NetObjects Fusion is also bundled with Novell's NetWare for Small Business. We cannot be assured of maintaining or obtaining suitable product or component bundling arrangements with third parties. Failure to maintain or conclude suitable software product bundling arrangements could hurt our business, cause our revenues to decrease and our stock price to fall.

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

         On occasion, we have experienced software development delays and related cost overruns, which to date have not materially affected our business, and we cannot be certain that we will not encounter these problems in the future. Any delays in developing and releasing enhanced or new products could cause our revenues to decrease. In addition, we cannot be certain that we will successfully develop and market new products or product enhancements that respond to technological change, evolving industry standards or customer requirements, or that any product innovations will achieve the market penetration or price stability necessary for profitability.

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

         As of April 30, 2000, IBM owns approximately 49.4% of our outstanding stock and holds warrants that if exercised, would increase its ownership to approximately 50% of our outstanding voting securities. That ownership interest and provisions of our restated certificate of incorporation, bylaws, a voting agreement between us and IBM, and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price.

If we fail to adequately protect our intellectual property rights or face a claim of intellectual property infringement by a third party, we could lose our intellectual property rights or be liable for significant damages.

         Trademarks and other proprietary rights are important to our success and our competitive position. We seek to protect our trademarks and other proprietary rights, but our actions may be inadequate to prevent misappropriation or infringement of our technology, trademarks and other proprietary rights or to prevent others from claiming violations of their trademarks and other proprietary rights. Although we have obtained federal registration of the trademark NetObjects Fusion, we know that other businesses use the word "Fusion" in their marks alone or in combination with other works. We do not believe that we will be able to prevent others from using the word "Fusion" for competing goods and services. For example, Allaire Corporation markets its application development and server software for web development, including applications for e-commerce, under the federally registered trademark "ColdFusion." Under an agreement with Allaire Corporation, we have agreed that neither company will identify its products and services with the single word "Fusion," unless otherwise agreed as in the case of our co-bundled product "Fusion2Fusion." Business customers may confuse our products and services with similarly named brands, which could dilute our brand names or limit our ability to build market share. To license many of our products, we rely in part on "shrink-wrap" and "clickwrap" licenses that are not signed by the end user and, therefore may be unenforceable under the laws of certain jurisdictions. In addition, we may license content from third parties. We could become subject to infringement actions based upon these third-party licenses, and we could be required to obtain licenses from other third parties to continue offering our products.

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

         International sales represented approximately 23% of our total revenues in the year ended September 30, 1999, and approximately 40% of our total revenues in the quarter ended March 31, 2000. We intend to expand the scope of our international operations and currently have a subsidiary in the United Kingdom. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe.

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

         o expand, train and manage our workforce and, in particular, our sales and marketing and support organizations in light of our recent decision to offer on-line and professional services;

         o implement and manage new distribution channels to penetrate different and broader markets, including the market for intranet software products;

         o manage an increasing number of complex relationships with customers, co-marketers and other third parties; and

         o        raise additional capital.

         We cannot be certain that our systems, procedures or controls will be adequate to support our current or future operations or that our management will be able to manage the expansion, raise sufficient capital and still achieve the rapid execution necessary to exploit fully the market for our products and services. Failure to manage our growth effectively could harm our business.

Due to our small size, limited operations and the difficulty of hiring personnel
in  our  industry,   any  future   acquisitions  could  strain  our  managerial,
operational and financial resources.

         In the future we may make acquisitions of, or large investments in, businesses that offer products, services and technologies that we believe would help us better provide e-business web site and intranet site building software and services to businesses, such as the acquisition of Sitematic in October 1999. Any future acquisitions or investments would present risks such as difficulty in combining the technology, operations or workforce of the acquired business with our own, disruption of our ongoing businesses and difficulty in realizing the anticipated financial or strategic benefits of the transaction.

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

         We currently do not collect sales or similar taxes with respect to the sale of products, license of technology or provision of services in states and countries other than states in which we have offices. In October 1998, the Internet Tax Freedom Act, or ITFA, was signed into law. Among other things, the ITFA imposes a three-year moratorium on discriminatory taxes on e-commerce. Nonetheless, foreign countries, or, following the moratorium, one or more states, may seek to impose sales or other tax obligations on companies that engage in on-line commerce within their jurisdictions. A successful assertion by one or more states or any foreign country that we should collect sales or other taxes on the sale of products, license of technology or provision of services or remit payment of sales or other taxes for prior periods, could hurt our business.

Our stock price might have wide fluctuations, and Internet-related stocks have been particularly volatile.

         The market price of our common stock is highly volatile and subject to wide fluctuations. Recently, the stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies, have been highly volatile. Market fluctuations, as well as general political and economic conditions, such as recession or interest rate or currency rate fluctuations, could adversely affect the market price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our exposure to market risks for changes in interest rates relates primarily to investments in debt securities issued by U.S. government agencies and corporate debt securities. We place our investments with high quality credit issuers and, by policy, limit the amount of the credit exposure to any one issuer. We manage interest rate risk by limiting investments to debt securities of relatively short maturities. In addition, we maintain sufficient cash and cash equivalents so that we can hold investments to maturity.

         At March 31, 2000, we had cash and cash equivalents of $16.4 million, including approximately $13.7 million in money market funds and $1.0 million invested in high-grade commercial paper issued by U.S. companies, with maturities of less than 90 days. We have classified these debt securities as available for sale.

         Our general policy is to limit the risk of principal loss and ensure the safety of invested funds by limiting market and credit risk. All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents; investments with maturities greater than three months are considered to be short-term investments. Our investment policy limits purchases of debt securities to maturities of three months or less.

         To date, we have not purchased or sold forward contracts to hedge foreign currency exposure, since the relative amounts of international revenue transacted in foreign currencies have not been large enough to make hedging cost-effective.

                           PART II: OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) On March 22, 2000, the Company filed an amendment to its current Form S-8, to register 1,400,000 shares of common stock pursuant to seven 1999 Executive Stock Option Agreements, and to register an additional 3,100,000 shares of common stock issuable upon the exercise of options under the Company's Amended and Restated 1997 Stock Option Plan.

         (d) Since the IPO, we have invested approximately $1.6 million in the Sitematic acquisition. We have used approximately $20.2 million to provide working capital to maintain our business operations. The remainder of the original net proceeds of $40.1 million, approximately $16.4 million, was invested in cash and cash equivalents at March 31, 2000.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) The annual meeting of stockholders of the Company was held on March 15, 2000 in which proxies representing 22,445,603 shares of common stock, or 82.63% of the total outstanding shares, voted.

         b)   At the annual meeting of stockholders, Mr. Samir Arora, Mr. Robert
              G. Anderegg, Mr. Lee A. Dayton, Mr. Blake Modersitzki, Mr. John Sculley and Mr. Michael D. Zisman were elected as directors for the ensuing year, all of whom were currently serving on the board of directors of the Company.

         c)   The following proposals were voted upon at the meeting:

         Proposal One: Election of Directors

                                         Total Vote for    Total Vote Withheld
                 Director                 Each Director     From Each Director
                 --------                 -------------     ------------------

                 Samir Arora                22,381,924            63,679
                 Robert G. Anderegg         22,381,924            63,679
                 Lee A. Dayton              22,381,924            63,679
                 Blake Modersitzki          22,398,424            47,179
                 John Sculley               22,379,324            66,279
                 Michael D. Zisman          22,381,724            63,879

         Proposal Two: The second matter voted upon was the amendment of the Restated Certificate of Incorporation to increase the number of shares of common stock that the Company is authorized to issue from 60,000,000 shares to 120,000,000 shares. There were 22,209,504 votes cast for the proposal, 224,346 votes against the proposal and 11,753 abstentions.

         Proposal Three: The third matter voted upon was the amendment of the Amended and Restated Stock Option Plan to increase the maximum aggregate number of shares of the Company's common stock that may be optioned and sold under the plan from 4,500,000 to 7,600,000 shares. There were 16,449,688 votes cast for the proposal, 9,373 votes against the proposal and 5,248,013 broker non-votes.

         Proposal Four: The fourth matter voted upon was the ratification of the grant of options to senior executives of the Company allowing them to purchase an aggregate of 1,400,000 shares of the Company's common stock. There were 16,961,096 votes in favor of the proposal, 223,986 votes against the proposal, 12,508 abstentions and 5,248,013 broker non-votes.

         Proposal Five: The fifth matter voted upon was the ratification of the selection of KPMG, LLP as independent auditors for the Company for the fiscal year ending September 30, 2000. There were 22,434,253 votes in favor of the proposal, 6,997 votes against the proposal and 4,353 abstentions.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

              (a) Exhibits.

                  27.1 Financial Data Schedule

              (b) Reports on Form 8-K.

                  None.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NETOBJECTS, INC.

Date: May 15, 2000


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

     27.1                    Financial Data Schedule