Form 10-Q
period 2000-06-30
NETOBJECTS INC
filed 2000-08-14
CIK 1009386

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    Form 10-Q


                                   (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000

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

Yes   X    No
     ---     ---

As of July 31, 2000, the Registrant had outstanding 31,083,729 shares of common stock, $.01 par value.


================================================================================

                                      TABLE OF CONTENTS
Part I:  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at June 30, 2000 and September 30, 1999..............1

         Condensed Consolidated Statements of Operations and Comprehensive Loss for the
         three-months and nine-months ended June 30, 2000 and June 30, 1999.........................2

         Condensed Consolidated Statements of Cash Flows for the nine-months ended June 30, 2000 and June 30, 1999......................................................3

         Notes to Unaudited Condensed Consolidated Financial Statements.............................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations......9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................24


Part II: Other Information

Item 2.  Changes in Securities and Use of Proceeds.................................................25

Item 4.  Submission of Matters to a Vote of Security Holders.......................................25

Item 6.  Exhibits and Reports on Form 8-K..........................................................25

         Signatures................................................................................25

                               PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                   (unaudited)
                                                                    June 30,  September 30,
                                                                     2000          1999
                                                                   -----------------------
                              Assets

Cash                                                               $  11,464    $  23,623
Short-term investments                                                  --          9,331
Accounts receivable, net of allowance for doubtful accounts of
     $625 and $908 at June 30, 2000 and September 30, 1999,
      respectively                                                    13,593        6,065
Prepaid expenses                                                       4,001          848
Other current assets                                                     436          638
                                                                   ---------    ---------
         Total current assets                                         29,494       40,505

Property and equipment, net                                            3,055        2,204

Intangible assets, net of amortization of $6,130 and $0 as of
     June 30, 2000 and September 30, 1999, respectively               10,352         --
Note receivable from related party                                       250         --
                                                                   ---------    ---------
Total Assets                                                       $  43,151    $  42,709
                                                                   =========    =========
Liabilities & Stockholders' Equity
Accounts payable                                                   $   2,013    $   2,489
Accrued compensation                                                   1,477        1,068
Other accrued liabilities                                              3,631        1,657
Deferred revenue                                                       3,150          988
Current portion of capital lease obligations                             230          281
                                                                   ---------    ---------
         Total current liabilities                                    10,501        6,483

Capital lease obligations, less current portion                           79           54
                                                                   ---------    ---------

Total liabilities                                                     10,580        6,537
Stockholders' Equity:

Common stock, $0.01 par value. 120,000,000 and 60,000,000 shares authorized as of June 30, 2000 and September 30, 1999,
     respectively; 31,070,927 and 24,755,960 shares issued and
      outstanding at June 30, 2000 and September 30, 1999,
     respectively                                                        311          248
Additional paid-in capital                                           128,035      110,810
Note receivable from stockholder                                         (23)         (23)
Deferred stock-based compensation                                       (583)      (1,205)
Accumulated other comprehensive losses                                   (72)         (30)
Accumulated deficit                                                  (95,097)     (73,628)
                                                                   ---------    ---------
         Total stockholders' equity                                   32,571       36,172

Total liabilities and stockholders' equity                         $  43,151    $  42,709
                                                                   =========    =========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 NETOBJECTS, INC.
                                                 AND SUBSIDIARIES

                      Condensed Consolidated Statements of Operations and Comprehensive Loss
                                  (In thousands, except share and per share data)
                                                    (unaudited)
                                                Three months ended June 30,     Nine months ended June 30,
                                               ---------------------------     ----------------------------
                                                  2000             1999            2000            1999
                                               ------------    ------------    ------------    ------------
Revenues:
     Software license fees and
         online revenues                       $      6,911    $      3,452    $     19,376    $      8,998
     Service revenues                                 1,098             685           3,227           1,315
     Software license fees from IBM                   2,650             980           6,189           3,315
     Service revenues from IBM                         --                50            --             2,782
                                               ------------    ------------    ------------    ------------
         Total revenues                              10,659           5,167          28,792          16,410
                                               ------------    ------------    ------------    ------------
Cost of revenues:
     Software license fees and online
        revenues                                      1,708             487           3,091           1,435
     Service revenues                                 1,572             820           4,643           1,544
     Service revenues from IBM                         --                21            --             2,113
                                               ------------    ------------    ------------    ------------
         Total cost of revenues                       3,280           1,328           7,734           5,092
                                               ------------    ------------    ------------    ------------

Gross profit                                          7,379           3,839          21,058          11,318
                                               ------------    ------------    ------------    ------------
Operating expenses:
     Sales and marketing                              7,701           4,968          22,663          13,994
     Research and development                         3,485           2,347           9,874           6,332
     General and administrative                       1,652           1,032           4,359           2,998
     Amortization of goodwill                         2,017            --             6,050            --
     Stock-based compensation                             2             234             352             404
                                               ------------    ------------    ------------    ------------
         Total operating expenses                    14,857           8,581          43,298          23,728
                                               ------------    ------------    ------------    ------------

Operating loss                                       (7,478)         (4,742)        (22,240)        (12,410)

Interest income (expense), net                          183             (93)            833          (1,217)
Accretion of discount on debt                          --            (1,054)           --            (1,654)
Interest on beneficial conversion feature of
    convertible debt                                   --              --              --            (7,457)
                                               ------------    ------------    ------------    ------------
     Loss before income taxes                        (7,295)         (5,889)        (21,407)        (22,738)
                                               ------------    ------------    ------------    ------------
Income taxes                                             39            --                63               2
                                               ------------    ------------    ------------    ------------
     Net loss                                  $     (7,334)   $     (5,889)   $    (21,470)   $    (22,740)

Translation adjustment                                  (22)           --               (42)           --
                                               ------------    ------------    ------------    ------------
     Comprehensive loss                        $     (7,356)   $     (5,889)   $    (21,512)   $    (22,740)
                                               ============    ============    ============    ============
Basic and diluted net loss per share           $       0.24)   $      (0.36)   $      (0.76)   $      (3.31)
                                               ============    ============    ============    ============
Shares used to calculate basic and diluted
     net loss per share                          30,884,783      16,211,411      28,475,635       6,862,455
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

                                           NETOBJECTS, INC.
                                           AND SUBSIDIARIES
                            Condensed Consolidated Statements of Cash Flows

                                       (In thousands, unaudited)
                                                                                Nine months ended
                                                                                    June 30,
                                                                              --------------------
                                                                               2000        1999
                                                                              --------    --------
Cash used in operating activities:
Net loss                                                                      $(21,470)   $(22,740)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                1,200         812
     Accretion of discount on borrowings                                          --         1,653
     Nonrecurring interest charge on beneficial conversion feature of
          convertible debt                                                        --         7,457
     Amortization of intangible assets                                           6,130        --
     Amortization of deferred stock-based compensation                             352         404
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (7,467)     (2,480)
         Prepaid expenses                                                       (3,153)         69
         Other current assets                                                     (268)
         Accounts payable                                                         (694)     (1,188)
         Accrued compensation                                                      409        (437)
         Other accrued liabilities                                               1,431         216
         Deferred revenue                                                        2,109      (4,441)
         Interest and income taxes payable                                        --           321
                                                                              --------    --------

              Net cash used in operating activities                            (21,421)    (20,354)
                                                                              --------    --------
Cash provided by (used in) investing activities:
     Purchases of property and equipment                                        (1,816)     (1,406)
     Cash paid for Sitematic Corporation, net of cash acquired                  (1,297)       --
     Maturities of short-term investments                                        9,331        --
                                                                              --------    --------
              Net cash provided by (used in) investing activities                6,218      (1,406)
                                                                              --------    --------
Cash provided by financing activities:
     Proceeds from short-term borrowings                                          --         3,421
     Repayments of short-term borrowings                                          --       (24,421)
     Proceeds from convertible debt                                               --        12,910
     Repayment of convertible debt                                                --        (2,000)
     Payment on capital lease obligations                                         (255)       (202)
     Proceeds from issuance of preferred stock, net of issuance costs             --         5,262
     Proceeds from issuance of common stock, net of issuance costs               3,591      65,299
     Repurchases of common stock                                                  --            (6)
     Issuance of stockholder note receivable                                      (250)         90

                                                                              --------    --------
              Net cash provided by financing activities                          3,086      60,353
                                                                              --------    --------

Effect of exchange rate changes on cash                                            (42)         (9)
Net increase (decrease) in cash                                                (12,159)     38,584
Cash and cash equivalents at beginning of period                                23,623         459
                                                                              --------    --------
Cash and cash equivalents at end of period                                    $ 11,464    $ 39,043
                                                                              ========    ========
Supplemental disclosures of cash flow information:
     Interest paid                                                            $     25    $  1,445
     Noncash investing and financing activities:
         Discount on borrowings                                               $   --      $  1,653
         Stock issued in exchange for services                                $   --      $    316
         Issuance of common stock for acquisition                             $ 13,478    $   --
         Deferred stock-based compensation                                    $    269    $  1,402

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

2.       Summary of Significant Accounting Policies

         Basis of Presentation of Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of NetObjects, Inc. and subsidiaries ("the Company" or "NetObjects") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ending June 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2000. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended September 30, 1999 included in the Company's Annual Report on Form 10-K/A.

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

         Diluted net loss per share for the three- and nine-months ended June 30, 2000, does not include the effect of warrants to purchase 336,528 shares of common stock with a weighted average exercise price of $7.70, options to purchase 7,375,534 shares of common stock with a weighted-average exercise price of $9.20 per share, or 33,053 shares of common stock issued and subject to repurchase by the Company at a weighted-average price of $0.16, because their effects are anti-dilutive.

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

         At June 30, 2000, the Company had outstanding warrants to purchase 189,062 and 64,133 shares of common stock with an exercise price of $6.68, that expire in October 2003 and February 2004, respectively, and 83,333 shares of common stock with an exercise price of $10.80 and an expiration date in December 2002. All outstanding warrants as of June 30, 2000 were held by IBM.

         Recent accounting pronouncements

         In June 2000, the Financial Accounting Standards Board (FASB) issued Statement No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133". SFAS 138 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will adopt SFAS 138 with the quarter beginning October 1, 2000. The Company does not anticipate that adoption of SFAS 138 will have a significant impact on its financial statements, cash flows or results of operations.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC, was effective the first fiscal quarter of fiscal years beginning after December 15, 1999 and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion 20, "Accounting Changes." Subsequently, SAB 101A and 101B were issued to delay implementation of SAB No. 101. It will be effective in NetObject's fourth quarter of fiscal 2001. The Company is currently evaluating the affect that SAB 101 will have on its accounting policies and has not definitively determined its impact on the Company's financial statements, cash flows or results of operations.

         In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), an interpretation of APB 25, "Accounting for Stock Issued to Employees." FIN 44 addresses inconsistencies in accounting for stock-based compensation that arise from implementation of APB 25. The Company is currently evaluating the affect that FIN 44 will have on its accounting policies and does not anticipate that it will have a significant impact on the Company's financial statements, cash flows or results of operations. The Company will adopt FIN 44 effective July 1, 2000.

2.       Balance Sheet Components

         Accounts receivable

         The accounts receivable at June 30, 2000, net of allowance for doubtful accounts, increased by $7.5 million from September 30, 1999. The increase is primarily attributable to greater domestic and international sales. At June 30, 2000, the portion of our accounts receivable balance over 90 days had increased by approximately $2.0 million from September 30, 1999. The increase was due primarily to delays in payment from our major US distributor and from extended payment terms given to a European OEM partner under the terms of the original contract.

         Prepaid Expenses

         Prepaid expenses were approximately $4.0 million at June 30, 2000, an increase of approximately $3.1 million from September 30, 1999. This increase was primarily due to two significant payments made during the first three quarters of fiscal 2000: $1.5 million paid to a European customer that provides hosting services to NetObjects in Europe; and $1.4 million prepaid royalty to a leading internet service provider.

         Intangible Assets

         On October 4, 1999 the Company acquired the Sitematic Corporation for total consideration of approximately $16.7 million. Approximately $16.1 million of the purchase price was allocated to intangible assets, which included $14.5 million in goodwill and $1.6 million of identifiable intangible assets. At June 30, 2000, unamortized intangible assets related to the Sitematic acquisition were $10.1 million. Amortization expense for the nine months ended June 30, 2000 was approximately $6.1 million, of which $6.0 million related to the Sitematic acquisition.

         Other Accrued Liabilities

         Other accrued liabilities increased by approximately $2.0 million from September 30, 1999, which primarily consisted of additional market development funds accrued for payments to our domestic and international customers.

         Deferred Revenue

         Deferred revenue increased by approximately $2.2 million from September 30, 1999, primarily due to the introduction of online sales in the first quarter of the current fiscal year and the sale of Collage maintenance agreements beginning in the second quarter of the current fiscal year. Revenue obtained from online sales is deferred and recognized over the term of the service agreement, which ranges from one to 48 months. Revenue obtained from Collage maintenance agreements is deferred and recognized over the 12 month term of these contracts.


3.       Segment Information

         The Company conducts its business in two distinct segments: Enterprise and Small Business Online. The principal products of the Enterprise segment are NetObjects Collage and NetObjects Authoring Server, which are targeted toward the large business intranet market. The principal product of the Small Business Online segment is NetObjects Fusion, which is targeted to small businesses that would like to establish a web site or upgrade an existing site. The Company uses a direct sales force to distribute NetObjects Authoring Server domestically and through resellers in international markets. The Company distributes NetObjects Fusion through resellers, channel distributors, and a dedicated web site.

         The Company's Chief Operating Decision Maker (CODM) is the Chief Executive Officer. During the three and nine months ended June 30, 2000 and 1999, the CODM received only revenue information on a disaggregated basis for the Company's two segments. All other operating information was prepared on a basis consistent with the consolidated statement of operations. Revenue information for the Company's two segments follows:


                 For the three month period ended June 30, 2000

                                   Small Business &   Enterprise    Total
                                  Online Markets      Markets       NetObjects
                                  ----------------------------------------------

Revenues:
     Domestic license and Online   $ 4,477            $ 1,183        $ 5,660
     International license             719                532          1,251
     Domestic service                 --                  720            720
     International service            --                  378            378
     IBM license                     2,650                 --          2,650
                                   -------            -------        -------
Total Revenue                      $ 7,846            $ 2,813        $10,659
                                   =======            =======        =======



         In the Small Business & Online segment, three customers accounted for approximately 58% of total revenue for the three months ended June 30, 2000. There were no significant customer concentrations in the Enterprise segment.

         For the three months ended June 30, 2000, revenues for the Small Business & Online segment were concentrated in the United States and Europe, representing approximately $7.1 million and $0.7 million, respectively. Sales for the Enterprise segment also were concentrated in the United States and Europe, representing approximately $1.9 million and $0.9 million, respectively.

                  For the nine month period ended June 30, 2000

                                   Small Business &   Enterprise    Total
                                  Online Markets      Markets       NetObjects
                                  --------------      ----------    ----------
Revenues:
     Domestic license and Online        $ 8,494        $ 3,333        $11,827
     International license                6,793            756          7,549
     Domestic service                       --           2,336          2,336
     International service                  --             892            892
     IBM license                          5,942            246          6,188
                                        -------        -------        -------
Total Revenue                           $21,229        $ 7,563       $ 28,792
                                        =======        =======        =======


         In the Small Business & Online segment, three customers accounted for approximately 60% of total revenue for the nine months ended June 30, 2000. There were no significant customer concentrations in the Enterprise segment.

         For the nine months ended June 30, 2000, revenues for the Small Business & Online segment were concentrated in the United States and Europe, representing approximately $14.4 million and $6.8 million, respectively. Sales for the Enterprise segment also were concentrated in the United States and Europe, representing approximately $6.0 million and $1.6 million, respectively.


                 For the three month period ended June 30, 1999

                                   Small Business &   Enterprise    Total
                                  Online Markets      Markets       NetObjects
                                  --------------      ----------    ----------
Revenues:
     Domestic license and Online        $1,400        $  754        $2,154
     International license               1,196           102         1,298
     Domestic service                     --             475           475
     International service                --             210           210
     IM license                            989            41         1,030
                                        ------        ------        ------
Total Revenue                           $3,585        $1,582        $5,167
                                        ======        ======        ======


         In the Small Business & Online segment, one customer accounted for approximately 28% of the revenue for the three months ended June 30, 1999. There were no significant customer concentrations in the Enterprise segment.

         For the three months ended June 30, 1999, revenues for the Small Business & Online segment were concentrated in the United States and Europe, representing approximately $2.4 million and $1.2 million, respectively. Sales for the Enterprise segment also were concentrated in the United States and Europe, representing approximately $1.3 million and $0.3 million, respectively.


                  For the nine month period ended June 30, 1999

                                   Small Business &   Enterprise    Total
                                  Online Markets      Markets       NetObjects
                                  --------------      ----------    ----------

Revenues:
     Domestic license and Online        $ 4,057        $ 2,127        $ 6,184
     International license                2,603            210          2,813
     Domestic service                      --              777            777
     International service                 --              539            539
     IBM license                          5,853            244          6,097
                                        -------        -------        -------
Total Revenue                           $12,513        $ 3,897        $16,410
                                        =======        =======        =======

         In the Small Business & Online segment, one customer accounted for approximately 47% of the revenue for the nine months ended June 30, 1999. There were no significant customer concentrations in the Enterprise segment.

         For the nine months ended June 30, 1999, revenues for the Small Business & Online segment were concentrated in the United States and Europe, representing approximately $9.9 million and $2.6 million, respectively. Sales for the Enterprise segment also were concentrated in the United States and Europe, representing approximately $3.1 million and $0.8 million, respectively.


4.   Deferred stock-based compensation

         The amortization of deferred employee stock-based compensation combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

                                 Three months ended         Nine months ended
                                      June 30,                   June 30,
                                -------------------        -------------------
                                 2000          1999         2000         1999
                                -----         -----        -----        -----
Sales & marketing               $ (17)        $  54        $  68        $ 109
Research & development            (10)           27           18           73
General & administrative           29           153          266          222
                                -----         -----        -----        -----
                                $   2         $ 234        $ 352        $ 404
                                =====         =====        =====        =====

         The amortization expense for the three months ended June 30, 2000 was much smaller than the comparable period in 1999 because a large number of options that were subject to deferred compensation were canceled. When these options were canceled, the related deferred compensation amortized in previous periods was deducted from amortization expense in the current quarter under FIN 28, reducing deferred stock-based compensation expense.

     5.  Subsequent Events

         On July 14, 2000, the Company completed the acquisition of substantially all of the assets of Rocktide Inc., for $3.6 million in our common stock and $0.4 million cash. Rocktide is a developer of an embedded ASP platform and an embeddable online web builder. All of Rocktide's outstanding capital stock was exchanged for approximately 458,000 shares of our common stock. Unvested Rocktide options held by Rocktide employees who became our employees were replaced with options to purchase approximately 29,000 shares of our common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying condensed consolidated financial statements and notes included in this report. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. These forward-looking statements include, without limitation, statements about the market opportunities for web site building software and services and online application services, our strategy, competition and expected expense levels, and the adequacy of our available cash resources. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or relevant events occur in the future.

Overview

         We provide both online and software solutions that enable small businesses to build, deploy and maintain Internet web sites, and applications to conduct e-business, and enable large enterprises to create corporate intranets. For fiscal 2000, our revenues are derived principally from license fees from our software products and, to a lesser extent, from fees on a range of services complementing these products. For small business and other customers we license NetObjects Fusion and offer online services. Our online business, announced in the quarter ended December 31, 1999 and branded GoBizGo, was established with the acquisition of Sitematic Corporation in October 1999. For enterprise customers we license NetObjects Fusion and NetObjects Collage. In fiscal year 1999, we began providing training, consulting and design services to large enterprise customers for creating corporate websites.

         We earn revenues from software license fees through direct licenses to enterprises, through important strategic relationships such as our relationships with IBM and through our indirect (OEM) distribution channel. Professional services and maintenance are typically sold through our direct sales organization. Most of our software license fees to date have come from licenses to our indirect distribution channel and OEM resellers. We derive our international revenues primarily through our indirect distribution channel.

         We recognize revenues from software license fees upon delivery of our software products to our customers, net of allowances for estimated returns and price protection, as long as we have no significant obligations remaining and we believe that collection of the resulting receivable is probable. We provide most of our distributors of software products with rights of return and record an allowance for estimated future returns based upon our historical experience with product returns by those distributors. Software license fees earned from products bundled with OEM resellers are recognized upon delivery, if the OEM vendor commits to a quantity and a fixed price with no right of return or, if the volumes are not committed, then when the OEM resellers ship the bundled products to their customers. We recognize service revenues as services are rendered, or, if applicable, using the percentage-of-completion method. We defer web-site hosting subscriptions, which typically are paid up-front, and recognize these fees as revenue ratably over the terms of the respective contracts, which range from 1 to 48 months. We defer recognition of maintenance fees, paid primarily for support and upgrades, upon receipt of payment and recognize the related revenues ratably over the term of the contract, which typically is 12 months. These payments generally are made in advance and are nonrefundable.

         We acquired Sitematic Corporation in October 1999 in order to offer on-line website building and hosting capabilities to small businesses. In December 1999, we combined our online resources with the Sitematic offering and launched GoBizGo.com. These combined services include website building software, e-mail list management for communicating with customers, domain name and search engine registration, auction export, relevant content information for building and maintaining an e-business online, and web hosting services. Currently, our online business has two sources of revenue: Subscriptions for web-hosting services provided directly to small businesses; and fees charged to our GoBizGo business "partners" for establishing co-branded sites.

         In March 2000, we launched NetObjects Collage, an integrated platform for the management of enterprise web applications. NetObjects Collage provides an integrated platform that combines collaboration with content management, enterprise integration, and dynamic application services. We provide professional services to help our customers install NetObjects Collage and to train their personnel in the use and maintenance of corporate websites with this product.

         In April 1997, IBM acquired approximately 80% of our outstanding stock from existing investors. Under the terms of a 10-year license agreement with IBM, we granted IBM rights to market and sell some of our products to its customers for 10 years in exchange for nonrefundable cash prepayments totaling $10.5 million between April 1997 and December 31, 1998. We requested and received the full amount of these prepayments between April and December 1997. These prepayments were reflected as deferred revenues from IBM on our balance sheet. By June 1999, IBM had sold sufficient quantities of licenses, and purchased services from NetObjects to fully utilize this $10.5 million prepayment. In the three months ended December 31, 1997, IBM began reselling our products, and in the three months ended March 31, 1998, we began providing services to IBM to make our products compatible with and to integrate them with IBM's WebSphere products. This services contract with IBM expired on February 28, 1999. Due, in part, to the expiration of this contract, our total revenues from IBM were substantially lower during the second half of fiscal year 1999 compared to the first six months of the year when they represented 45.1% of total revenues. During the first nine months of fiscal year 2000, our revenues from IBM represented approximately 22% of our total revenues for the period. We believe that our revenues from IBM may fluctuate significantly from quarter to quarter. Please refer to "Risk Factors--Our Relationship with International Business Machines Corporation, or IBM, has changed substantially over time. While IBM controls us, it is under no obligation to continue any business relationships with us, and IBM is allowed to compete with us or act in a manner that is disadvantageous to us."


         In the first two quarters of fiscal 2000, the acquisition of Sitematic incrementally increased our operating expenses, as we shifted some of our existing staff to support online services and built infrastructure to maintain and grow our online business. In the quarter ended June 30, 2000, we reduced our workforce by 7%, primarily through a reduction in the number of personnel assigned to online services, including some individuals who joined us through the Sitematic acquisition, as we began to focus our online services on gaining wide-scale distribution through embedding NetObjects Fusion and application services with our distribution partners and obtaining more partner driven revenue.


         We have incurred substantial net losses in each fiscal period since our inception and, as of June 30, 2000, had an accumulated deficit of $95.1 million. Such net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of our products and establishing our brand identity, marketing organization, domestic and international sales channels, and general and administrative infrastructure. We intend to increase our expenditures in all of these areas, particularly for research and development and sales and marketing. We anticipate that our expenses will decrease in the fourth quarter of fiscal year 2000, but expect to continue incurring substantial losses from operations for the forseeable future.

         Our future operating results must be considered in light of our limited operating history and the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly evolving markets such as the market for web site building software and services.

         To achieve our business objectives we need to do the following:

         o Increase substantially our revenues from our two principal software products, NetObjects Fusion and NetObjects Collage;

         o  Continue to develop successfully new versions of our products;

         o Continue to be a leading provider of e-business software for building websites and corporate intranet sites;

         o  Respond  quickly  and  effectively  to  competitive,   market,   and
            technological developments;

         o  Expand our professional services business;

         o  Expand our onlineservices business;

         o  Control expenses;

         o Continue to attract, train, and retain qualified personnel in the competitive software industry; and

         o Maintain existing relationships and establish new relationships with leading Internet hardware and software companies, such as our existing OEM resellers.

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

Results of Operations

The following  table sets forth  financial  data for the periods  indicated as a percentage of total revenues:
                                                       Three months            Nine months
                                                       ended June 30          ended June 30
                                                     2000        1999        2000        1999
                                                     ----        ----        ----        ----
Revenues:
     Software license fees and online revenues         65%         67%         67%         55%
     Service revenues                                  10%         13%         11%          8%
     Software license fees from IBM                    25%         19%         22%         20%
     Service revenues from IBM                          0%          1%          0%         17%
                                                     -----       -----       -----       -----
         Total revenues                               100%        100%        100%        100%
                                                     -----       -----       -----       -----
Cost of revenues:
     Software license fees and online revenues         16%         10%         11%          9%
     Service revenues                                  15%         16%         16%          9%
     Service revenues from IBM                          0%          0%          0%         13%
                                                     -----       -----       -----       -----
         Total cost of revenues                        31%         26%         27%         31%
                                                     -----       -----       -----       -----
Gross profit                                           69%         74%         73%         69%
                                                     -----       -----       -----       -----
Operating expenses:
     Sales and marketing                               72%         96%         79%         85%
     Research and development                          33%         45%         34%         39%
     General and administrative                        15%         20%         15%         18%
     Amortization of goodwill                          19%          0%         21%          0%
     Stock-based compensation                           0%          5%          1%          3%
                                                     -----       -----       -----       -----
         Total operating expenses                     139%        166%        150%        145%
                                                     -----       -----       -----       -----
Operating loss                                        -70%        -92%        -77%        -76%

Interest income (expense)                               2%        -2%           3%         -7%
Accretion of discount on debt                           0%        -21%          0%        -10%
Interest on beneficial conversion feature of
   convertible debt                                     0%         -          0%          -46%
                                                     -----       -----       -----       -----
     Loss before income taxes                         -68%        -115%       -74%       -139%
                                                     -----       -----       -----       -----
Income taxes
     Net loss                                         -68%        -115%       -74%       -139%
Translation adjustment                                 -            -          -           -
                                                     -----       -----       -----       -----
     Comprehensive loss                               -68%        -115%       -74%       -139%
                                                     ====         =====      =====       =====



Nine Months Ended June 30, 2000 and 1999

         Revenues. Total revenues were approximately $28.8 million and $16.4 million for the nine months ended June 30, 2000 and 1999, respectively. The increase of 75% year-over-year was primarily due to growth in the number of large volume domestic and international partner license agreements, in which our NetObjects Fusion products and related intellectual property were bundled with products offered by our partners. Our online business, which we started in the first quarter of fiscal 2000, grew substantially during the nine month period ended June 30, 2000. In addition, our enterprise business, which is comprised of license and service offerings, grew from the same period in the previous fiscal year, primarily due to increased market penetration of our products and the introduction of new products, such as Collage.

         For the nine months ended June 30, 2000 and 1999, international revenues were $8.4 million and $3.4 million or 29% and 20% of total revenues, respectively. The increase in the amount of international revenues from the comparable  period  in the  last  fiscal  year  resulted  mainly  from  new  OEM arrangements with Internet Service Providers (ISPs) in Europe, and the generation of revenues from our professional services business.

         IBM software license fees for the nine months ended June 30, 2000 and 1999 were $6.2 million and $3.3 million, respectively. In the third quarter of fiscal 2000, we signed an agreement with IBM, in which they licensed NetObjects Fusion 5.0 and NetObjects Authoring Server 2000 for $2.7 million in revenue. We expect revenues from license fees attributable to IBM to fluctuate from quarter-to-quarter.

         We have not earned significant revenues from services to IBM during the current fiscal year. In the nine months ended June 30, 1999, we earned $2.8 million in services revenue from IBM. We have no current professional services agreements with IBM.

         Cost of Revenues. Our cost of software license fees includes the cost of product media, duplication, manuals, packaging materials, shipping, technology licensed to us and fees paid to third-party vendors for order fulfillment. Since October 1999, our cost of software license fees also has included the cost of providing online hosting services for Fusion 5.0 and co-location services with some of our partners. The increase from $1.4 million to $3.1million for the nine months ended June 30, 1999 and 2000, respectively, was primarily attributable to increased shipments of products and the addition of our online business, as well as increased royalty payments to third party providers of software included in our products.

         Our cost of service revenues increased to $4.6 million from $1.5 million in the nine months ended June 30, 2000 and 1999, respectively. The increased cost was due to our investment in staffing and an increased use of third party contractors to meet the increased growth and demand for enterprise services in the nine months ended June 30, 2000 as compared to the same period in the previous fiscal year. Our last service contract with IBM expired in the quarter ended June 30, 1999.

         Gross margins for the nine months ended June 30, 2000 were 73% versus 69% for the nine months ended June 30, 1999. The increase in gross margins was due to the fact that higher margin software license fees represented a greater percentage of total revenue in the nine months ended June 30, 2000 in comparison to the previous period.

         Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, commissions, consulting fees, tradeshow expenses, advertising, marketing materials and the cost of customer service operations. Sales and marketing expenses were approximately $22.7 million and $14.0 million for the nine months ended June 30, 2000 and 1999, respectively, representing 79% and 85%, respectively, of total revenues for each period. The increase in total expenses related primarily to personnel growth in our enterprise division, increased market development fees due our European and domestic customers, increased sales commissions, and costs related to the continued development and implementation of our branding and marketing campaigns.

         Research and Development. Our research and development expenses consist primarily of salaries and consulting fees to support product development. To date, we have expensed all research and development costs as we have incurred them because we generally establish the technological feasibility of our products upon completion of a working model. We have not yet incurred significant costs between the date of completion of a working model and the date of general release of a product. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to continue to increase in dollar amounts from current levels. Research and development expenses were approximately $9.9 million and $6.3 million for the nine months ended June 30, 2000 and 1999, respectively, representing approximately 34% and 39%, respectively, of total revenues in each period. The increase in research and development expenses was due to increased costs associated with the development and release of Fusion 5.0 and NetObjects Collage during the period, as well as expenses incurred for future product development.

         General and Administrative. Our general and administrative expenses consist primarily of salaries and fees for professional services. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to growth of our business. General and administrative expenses were approximately $4.4 and $3.0 for the nine months ended June 30, 2000 and 1999, respectively, representing approximately 15% and 18%, respectively, of total revenues for each period. The increased amount resulted primarily from additional personnel, infrastructure expenses related to our growth, and the legal and accounting expenses associated with the financial reporting requirements of a public company.

         Amortization of intangible assets. Amortization of goodwill and other intangible assets increased to $6.1 million from $0 for the nine months ended June 30, 2000 and 1999, respectively. The increase was predominantly attributable to the amortization of goodwill recorded in connection with the purchase of Sitematic Corporation in October 1999.

         Stock-Based Compensation. For the nine months ended June 30, 2000 and 1999, we incurred stock-based compensation charges of approximately $0.4 million for each period. These stock-based compensation charges are being amortized on an accelerated basis over the vesting period of the options in a manner consistent with Financial Accounting Standards Board (FASB) Interpretation No. 28.

         Other Income (Expense). We earned interest income of $800,000 for the nine months ended June 30, 2000. The interest income was the result of the investment of funds obtained at our initial public offering ("IPO"). Interest expense for the nine period ended June 30, 2000 was $25,000.

         Interest expense for the nine months ended June 30, 1999 consisted primarily of interest on our borrowings and amounted to approximately $1.5 million. In addition, we recognized an interest charge of approximately $7.5 million on convertible debt to IBM and a related party, and recognized an accretion of discount on debt to IBM of approximately $1.7 million for the nine months ended June 30, 1999.

         Income taxes. We have had a net operating loss for each period since our inception through June 30, 2000. Our accumulated deficit through this period is approximately $95.1 million. We recorded an income tax provision of approximately $63,000 in the nine months ended June 30, 2000 related to income earned by our international operations.

         Translation adjustment. The functional currency of our foreign subsidiary is its local currency. Adjustments arising from the translation of the subsidiary financial statements are reflected as a separate component of stockholder's equity. Foreign currency transaction gains and losses are included in the consolidated statements of operations.

Three Months Ended June 30, 2000 and 1999

         Revenues. Total revenues increased to approximately $10.7 million from approximately $5.2 million for the three months ended June 30, 2000 and 1999, respectively. The increase of 106% year over year was primarily due to growth of our domestic and international partner agreements, in which our Fusion products and related intellectual property were bundled with products offered by our partners, as well as growth of online revenues and sales to IBM. In addition, our enterprise business, which is comprised of license and service offerings, grew substantially from the same period in the previous fiscal year, primarily due to the fact that Collage was available for sale for a full fiscal quarter.

         For the three months ended June 30, 2000 and 1999, international revenues increased slightly $1.6 million from $1.5 million, representing 15% and 29% of total revenues, respectively.

         IBM software license fees for the three months ended June 30, 2000 and 1999 were $2.7 million and $1.0 million, respectively. The increase was due to increased license fees for bundling of NetObjects Fusion 5.0 and NetObjects Authoring Server 2000 with several IBM product offerings.

         Cost of Revenues. We recorded a $1.7 million cost of software license fees for the three months ended June 30, 2000 compared to $0.5 million for the three months ended June 30, 1999. The increase was attributable to higher royalty amounts paid to third party software providers and the cost of online hosting services in the quarter ended June 30, 2000.

         Our cost of services increased to $1.6 million from $0.8 million in the three months ended June 30, 2000 and 1999, respectively. The increased cost was due to our investment in staffing and an increased use of third party contractors in the current quarter compared to the same quarter in the previous fiscal year.

         Gross margins for the three months ended June 30, 2000 were 69% versus 74% for the three months ended June 30, 1999. The decrease in gross margin was due predominantly to the cost of online hosting services provided under some of our partner agreements and a negative margin on enterprise professional services that was larger in the quarter ended June 30, 2000 than in the quarter ended June 30, 1999. The combined effect reduced total gross margins.

          Sales and Marketing. Sales and marketing expenses were approximately $7.7 million and $5.0 million for the three months ended June 30, 2000 and 1999, respectively, representing 72% and 96%, respectively, of total revenues for each period. The increased amount resulted primarily from personnel growth in our enterprise division, increased market development funds and co-op fees paid to our domestic and European customers, costs related to the continued development and implementation of our branding and marketing campaigns, and increased sales commissions.

         Research and Development. Research and development expenses were approximately $3.5 million and $2.3 million for the three months ended June 30, 2000 and 1999, respectively, representing approximately 33% and 45%, respectively, of total revenues for each period. The increase in research and development expenses was due mainly to higher staffing levels than the previous period and the costs of ongoing product development.

         General and Administrative. General and administrative expenses were approximately $1.7 and $1.0 for the three months ended June 30, 2000 and 1999, respectively, representing approximately 15% and 20%, respectively, of total revenues for each period. The increase in general and administrative expenses was due to higher staffing levels.

         Amortization of intangible assets. Amortization of goodwill and other intangible assets was $2.1 million compared to $0 for the three months ended June 30, 2000 and 1999, respectively. The change was attributable to the amortization of goodwill recorded in connection with the purchase of Sitematic Corporation in October 1999.

         Stock-Based Compensation. For three-month periods ended June 30, 2000 and 1999, we incurred stock-based compensation charges of approximately $2,000 and $200,000. These stock-based compensation charges are being amortized on an accelerated basis over the vesting period of the options in a manner consistent with Financial Accounting Standards Board (FASB) Interpretation No. 28. The amortization expense for the three months ended June 30, 2000 was much smaller than the comparable period in 1999 because a large number of unvested options that were subject to deferred compensation were canceled.

         Other Income (Expense). We earned interest income of $190,000 for the three months ended June 30, 2000 from the investment of funds obtained at our initial public offering ("IPO"). Our interest expense for the three months ended June 30, 2000 was approximately $11,000.

         Interest expense for the three months ended June 30, 1999 consisted primarily of interest on our borrowings and amounted to approximately $0.4 million. In addition, we recognized an accretion of discount on debt to IBM of approximately $1.1 million for the three months ended June 30, 1999.

         Income  taxes.  We recorded an income tax  provision  of  approximately
$39,000 in the three months ended June 30, 2000 for our international operations.

         Translation adjustment. The functional currency of our foreign subsidiary is its local currency. Adjustments arising from the translation of the subsidiary financial statements are reflected as a separate component of stockholder's equity. Foreign currency transaction gains and losses are included in the consolidated statements of operations.

Liquidity and Capital Resources

         At June 30, 2000, NetObjects had cash, cash equivalents and short-term investments totaling $11.5 million, a decrease of $21.5 million from September 30, 1999. The decrease was primarily due to losses from continuing operations and the Sitematic acquisition which required the payment in cash of approximately $2.0 million, which includes approximately $1.6 million paid to Sitematic preferred stockholders and transaction costs of $0.4 million.

         Net cash used in operating activities was $21.4 million and $20.4 million for the nine months ended June 30, 2000 and 1999, respectively. For the period ended June 30, 2000, net cash used in operating activities included an increase in accounts receivable of approximately $7.5 million, due to slower than expected collections, and an increase of $3.2 million in prepaid expenses due to the reclassification of future royalties and an arrangement with a European customer. Adjustments to reconcile net loss to net cash used in operating activities for the period ended June 30, 1999 included noncash interest of $7.5 million on the conversion feature of debt held by IBM and a related party. Net cash used in operating activities included the recognition of $4.6 million in deferred revenues from IBM.

         Net cash provided by investing activities was $6.2 million for the nine months ended June 30, 2000 as compared to $1.4 million net cash used in investing activities for the nine months ended June 30, 1999. The change was primarily attributable to the payment of cash to Sitematic stockholders for their preferred stock, offset by the maturity of short-term investments.

         Net cash provided by financing activities was approximately $3.1 million for the nine months ended June 30, 2000 as compared to $60.4 million for the nine months ended June 30, 1999. Net cash provided by financing activities for the nine months ended June 30, 2000 consisted primarily of proceeds from the exercise of stock options by employees. Net cash provided by financing activities for the nine months ended June 30, 1999 reflected the issuance of common stock in our initial public offering, which yielded $65.3 million net of offering costs and the repayment of short-term notes of $24.4 million under short-term notes owed to IBM.

         We anticipate moderate growth in our operating expenses for the foreseeable future to execute our business plan, particularly in sales and marketing expenses and to a lesser extent research and development and general and administrative expenses. As a result, we expect our operating expenses, as well as planned capital expenditures, to continue to constitute a material use of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our current cash and cash equivalents, are adequate to finance our current level of operations only through December 31, 2000 and for some period thereafter, depending upon several factors, including the impact of a change in our rate of growth, the effect of any acquisitions that we may do and the length of our accounts receivable collections cycle. During the next two quarters we intend to raise additional capital to fund future operations through the sale of additional equity securities, new borrowings, some combination of debt and equity, or other available transactions. We have not decided upon the timing, form or amount of capital that we will seek and have no assurances or commitments that we will succeed in raising additional capital by any means. If we fail to raise additional capital to fund future operations our business, financial condition and results of operations will be materially and adversely affected, and out stock price will decline substantially.

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

Recent Developments

         On July 14, 2000, the Company completed the acquisition of substantially all of the assets of Rocktide Inc., for $3.6 million in our common stock and $0.4 million cash. Rocktide is a developer of an embedded ASP platform and an embeddable online web builder. All of Rocktide's outstanding capital stock was exchanged for approximately 458,000 shares of our common stock. Unvested Rocktide options were canceled and options to purchase approximately 29,000 shares of our common stock were issued to Rocktide option holders who became our employees after the acquisition. We anticipate that a substantial portion of the purchase price will be allocated to goodwill that we will amortize over the period in which these assets retain value. We expect this period to range from 12 to 36 months.

         On July 28, 2000, we reduced our workforce by approximately 20% to a level 24% below our fiscal first quarter staffing level, for which we will take a charge in our fiscal fourth quarter. We expect these workforce reductions to decrease operating expenses in our subsequent fiscal quarters and will allow us to operate more efficiently.

         On July 31, 2000, we granted options to purchase an additional 1.2 million shares of our common stock from our Amended and Restated 1997 Stock Option Plan to members of senior management. The exercise price of these options is the closing price per share of our common stock as quoted on the Nasdaq National Market on July 31, 2000.

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

         We were incorporated in November 1995 and first recognized revenues in October 1996. As of June 30, 2000, we had an accumulated deficit of approximately $95.1 million. We expect to sustain significant losses for the foreseeable future, which could harm our business and decrease the market price of our stock.

         To achieve and sustain profitability, we must, among other things, increase substantially our revenues from our two principal products, NetObjects Fusion and NetObjects Collage, and substantially increase our revenues from professional and online services.

We expect to raise additional capital because our current cash position and cash flow are unlikely to meet our operating requirements and anticipated growth significantly beyond the end of the fiscal year ending September 30, 2000.

         We believe that our current cash and cash equivalents are adequate to finance our current level of operations only through December 31, 2000 and, perhaps, for some period thereafter, depending upon several factors, including the impact of a change in our rate of growth, the effect of any acquisitions that we may do and the length of our accounts receivable collections cycle. During the next two quarters, we may raise additional capital to fund future operations through the sale of additional equity securities, new borrowings, or some combination of debt and equity, or other available transactions. We have not decided upon the timing, form or amount of capital that we will seek and have no assurances or commitments that we will succeed in raising additional capital by any means. If we fail to raise additional capital to fund future operations, our business, financial condition and results of operations will be materially and adversely affected, and our stock price probably will decline substantially.

Our relationship with International Business Machines Corporation, or IBM, has changed substantially over time. While IBM controls us, it is under no obligation to continue any business relationships with us, and IBM is allowed to compete with us or act in a manner that is disadvantageous to us.

         Although we have contracts with IBM to bundle our products with their offerings, we have no commitments for future revenues from IBM. Although we have a number of license and reseller agreements or arrangements with IBM, many of which are subject to the terms of our 10-year license agreement that expires in April, 2007, we have no commitments for future revenues from IBM. Revenues from IBM have represented a substantial portion of our total revenues, representing approximately 29% and 36% of our total revenues for the years ended September 30, 1999 and 1998, respectively, as well as approximately 22% of our total revenues for the nine months ended June 30, 2000. We have no future revenue commitments from IBM and its subsidiary Lotus Development Corporation, or Lotus. The amount of revenues we earn from IBM and Lotus may fluctuate substantially from quarter-to-quarter. Although we expect to continue licensing our products to IBM and Lotus as OEM resellers, we believe that revenues from IBM will comprise a substantially lower percentage of our total revenues in the future than they comprised in the fiscal year ended September 30, 1999. During the quarter ended June 30, 2000, we recognized revenue of $2.7 million from IBM and committed to reimburse IBM for up to $500,000 for promotional and advertising expenditures that IBM incurs in marketing our products bundled with their product offerings. During the quarter ended December 31, 1999, we recognized revenues of $1.0 million from Lotus for licenses to bundle NetObjects Fusion
3.01 with Lotus SmartSuite during calendar year 2000 and committed to reimburse Lotus for up to $400,000 for promotional and advertising expenditures incurred in marketing these bundles. In the past Lotus has created foreign language, or "localized," versions of our software, for which IBM pays us reduced royalties on products that it sells outside the United States under a contract that expired on December 31, 1999. We may need to incur substantial additional expense to obtain localized versions of new products or product upgrades from Lotus or other vendors if necessary to satisfy the requirements of key customers like IBM, Lotus and Novell.

         We have business conflicts with IBM. IBM has chosen in the past and is free in the future to promote and bundle competitors' products over our products. Although we have been dependent on IBM, and IBM has provided substantial support to us, IBM makes independent business and product decisions that present conflicts with our business objectives.

         IBM controls us and is free to sell its interest in us. As of June 30, 2000 IBM owns approximately 49.0% of our common stock and holds warrants that if exercised, would increase its ownership to approximately 49.5% of our outstanding voting securities. As our largest stockholder, with three representatives on our board of directors, IBM has substantial influence over our direction and management, and may be able to prevent or cause a change in control of us and could take other actions that might be favorable to IBM and potentially harmful to us. IBM is eligible to sell its stock subject to applicable securities laws and the terms of a registration rights agreement. IBM may transfer some or all of its stock, including to our competitors. Such a transfer could result in a transfer of IBM's interest in us, which could cause our revenues to decrease and our stock price to fall.

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

         The market for web site building software and services for the Internet and corporate intranets and the market for providing online embedded application services are relatively new, constantly evolving and intensely competitive. We expect competition to intensify in the future. Many of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources, and we may be unable to compete effectively against them. We compete for small business customers with web content software makers like Adobe, Macromedia, and Microsoft and in the on-line web hosting and services with providers like Verio, Bigstep, Icat, and Yahoo Store. Microsoft's FrontPage, a web site building software product, has a dominant market share. Microsoft bundles FrontPage 2000 in several versions of the Office 2000 product suite that dominates the market for desktop business application software. For our enterprise customers, we compete in the Internet application development and services market with companies such as Interwoven and Vignette. New technologies and the expansion of existing technologies could also increase the competitive pressures on us by enabling our competitors to offer lower-cost or superior products or service. Increased competition could diminish the value of our products and services and result in reduced operating margins and loss of market share. We cannot assure you that we will be able to compete successfully against current or future competitors.

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

         About 60% of our revenues from software license fees in fiscal 1999 and approximately 61% of our revenues from software license fees in the first nine months of fiscal year 2000 were derived from versions of one of our products, NetObjects Fusion, and we expect that this single product will continue to account for the majority of our total revenues in the near-term. To remain competitive, software products typically require frequent updates that add new features. There can be no assurance that we will succeed in creating and selling updated or new versions of NetObjects Fusion. A decline in demand for, or in the average selling price of, NetObjects Fusion, whether as a result of new product introductions or price competition from competitors, technological change or otherwise, would hurt our business or cause our stock price to fall.

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

         We depend on the continued service of our key personnel, and we expect that we will need to hire additional personnel in all areas. The competition for personnel throughout our industry is intense, particularly in the San Francisco Bay Area, where our headquarters are located. We have experienced difficulties in attracting new personnel, and all of our personnel, including our management, may terminate their employment at any time for any reason. Currently, we are dependent upon the services of Samir Arora, our President, Chief Executive Officer, Chairman of the Board and one of our founders. The loss of Mr. Arora's services would materially impede the operation and growth of our business at this time. We do not maintain key person life insurance for any of our personnel. Furthermore, our failure to attract new personnel or retain and motivate our current personnel could hurt our business. Our ability to attract and retain personnel may be adversely impacted by our recent layoffs of a significant percentage of our workforce.

A third party could be prevented from acquiring your shares of stock at a premium to the market price because of our anti-takeover provisions.

         As of June 30, 2000 IBM owns approximately 49.0% of our outstanding stock and holds warrants that if exercised, would increase its ownership to approximately 49.5% of our outstanding voting securities. That ownership interest and provisions of our restated certificate of incorporation, bylaws, a voting agreement between us and IBM and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price.

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

         International sales represented approximately 23% of our total revenues in the year ended September 30, 1999 and approximately 15% of our total revenues in the quarter ended June 30, 2000. We intend to expand the scope of our international operations and currently have a subsidiary in the United Kingdom. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe.

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

        In the future we may make acquisitions of, or large investments in, businesses that offer products, services and technologies that we believe would help us better provide e-business web site and intranet site building software and services to businesses, such as the acquisition of Sitematic in October 1999 and acquisition of Rocktide in July 2000. Any future acquisitions or investments would present risks such as difficulty in combining the technology, operations or workforce of the acquired business with our own, disruption of our ongoing businesses and difficulty in realizing the anticipated financial or strategic benefits of the transaction.

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

         At June 30, 2000, we had cash and cash equivalents of $11.5 million, including approximately $6.0 million in money market funds and approximately $2.0 million invested in high-grade commercial paper issued by US companies, with maturities of less than 90 days. We classify our debt securities as available-for-sale.

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

                           PART II: OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) On June 6, 2000, we filed an amendment to Form S-1 on Form S-3 to register 1,780,815 shares of common stock pursuant to a Plan and Agreement of Reorganization dated October 4, 1999, in which we acquired the Sitematic Corporation.

         (d) Between the date of our initial public offering and June 30, 2000, we have invested approximately $1.6 million in the Sitematic acquisition. We have used approximately $25.1 million to provide working capital to maintain our business operations. The remainder of the original net proceeds of $40.1 million, approximately $11.5 million, was invested in cash and cash equivalents at June 30, 2000.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (c) We filed a definitive information statement on Schedule 14C on June 28, 2000 in connection with the increase from 7,600,000 to 11,000,000 shares of NetObjects common stock reserved for issuance under our Amended and Restated 1997 Stock Option Plan. Three of our stockholders, who hold a majority of the voting power of our common stock, approved amendment of the Plan by written consent.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         27.1 Financial Data Schedule.

     (b) Reports on Form 8-K.

         We filed no reports on Form 8-K during the quarter ended June 30, 2000.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NETOBJECTS, INC.

Date: August 14, 2000


                                         /s/ Samir Arora
                                         ---------------------------------------
                                         Samir Arora
                                         Chief Executive Officer

                                INDEX TO EXHIBITS

           Exhibit Number              Description
           --------------              -----------

               27.1              Financial Data Schedule