Form 10-K
period 2000-09-30
NETOBJECTS INC
filed 2000-12-29
CIK 1009386

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                    Form 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000

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

                                ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated herein by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 30, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant's Common Stock, as reported in the NASDAQ National Market System, was $36.8 million. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of November 30, 2000, Registrant had outstanding 31,673,817 shares of Common Stock, $.01 par value.

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

--------------------------------------------------------------------------------


                                TABLE OF CONTENTS

                                     Part I
                                                                                                                   Page

Item     1.       Business....................................................................................       1

Item     2.       Properties..................................................................................      16

Item     3.       Legal Proceedings...........................................................................      16

Item     4.       Submission of Matters to a Vote of Security Holders.........................................      16

                                     Part II

Item     5.       Market for Registrants Common Equity and Related Stockholder Matters........................      16

Item     6.       Selected Financial Data.....................................................................      18

Item     7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.......      20

Item     7A.      Qualitative and Quantitative Disclosures about Market Risk..................................      30

Item     8.       Financial Statements and Supplementary Data.................................................      30

Item     9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........      31

                                    Part III

Item     10.      Directors and Executive Officers of Registrant..............................................      31

Item     11.      Executive Compensation......................................................................      31

Item     12.      Security Ownership of Certain Beneficial Owners and Management..............................      31

Item     13.      Certain Relationships and Related Transactions..............................................      31


                                     Part IV

Item     14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................      31

                  Signatures..................................................................................      35


                                    BUSINESS

From our inception through the fiscal year ended September 30, 2000, we founded our business on being a leading provider of software, solutions, and services that enable small businesses to build, deploy and maintain Web sites; conduct online e-business; and enable large enterprises to effectively create and manage corporate intranets.

Our Company

Our objective is to become a leading provider of online services for small businesses. We intend to partner with service providers--from telcos and financial institutions to ISPs and hardware manufacturers--to deliver these services to their small business customers. We offer our partners the technology solutions and services they need to enable their small business customers to successfully leverage the power of the Web. Our applications and services empower small businesses by helping them create Web sites, engage in e-commerce, and grow and manage their businesses. In deploying these services, our partners benefit from potential new sources of revenue, faster time to market, less administrative overhead, and an improved customer experience.

In 1996 we introduced NetObjects Fusion, the first Web site building software application. Since then, NetObjects Fusion has been instrumental in the development of over 4 million Web sites and has become an industry standard in Web site building, winning over 75 awards. September 1998, we introduced NetObjects Authoring Server Suite 3.0, a client-server application for the corporate intranet market. In addition, to complement our enterprise solutions, we began offering professional services to our business customers to better serve their Web site planning, building and maintenance needs.

In March 2000, we launched NetObjects Collage, an integrated platform for the management of enterprise Web applications. NetObjects Collage provides an
integrated  platform  that  combines   collaboration  with  content  management,
enterprise integration, and dynamic application services. We provide professional services to help our customers install NetObjects Collage and to train their personnel in the use and maintenance of corporate Web sites with this product.

On December 21, 2000 we signed an option and license agreement under which we received $4 million in cash for an exclusive option to purchase the Company's Enterprise division for $18 million (including the option payment).

The option to acquire the Enterprise division will expire on January 5, 2001, if a definitive agreement for the purchase of the Enterprise division has not been signed by that date, or by a later date as may be agreed upon by both companies. If the acquisition is not completed, the potential acquirer will have a three-year license to distribute NetObjects Collage. Completion of the acqisition is subject to the negotiation and execution of a definitive agreement, which would be subject to customary closing conditions. Accordingly, there can be no assurances that the sale of the Enterprise division will occur.

Building on the success of NetObjects Fusion and the growth of the Internet, we are changing the company from a traditional desktop software company to an online services provider. We also built popular online resources, including NetObjects.com, and eFuse.com, that target communities of business users and provide sources of information, products, and services for building Web sites. This strategic shift began in October 1999 with the acquisition of Sitematic, Corp., and the formation of a Small Business Division. In December 1999, we combined these online resources and launched GoBizGo.com, a Web application services site where small businesses can find the solutions and services needed to build a successful Web presence.

In July of 2000, we acquired privately-held Rocktide Inc., for $3.6 million in NetObjects common stock and $0.4 million in cash. Rocktide is a provider of the next generation application service provider (ASP) technology and wireless e-Services that help Web-enable businesses worldwide. This product technology was incorporated in our newly branded Matrix Platform, which was launched on October 30, 2000.

NetObjects Matrix is an integrated suite of online services that enables small businesses to take advantage of the Internet to expand and improve their business. It is the first set of online services designed to be distributed by service providers, companies whose reach into the small business marketplace through their business relationships makes them the most effective distributors of NetObjects products and services. We believe that these large established service providers, such as hardware vendors, telecommunications carriers, Web hosting companies and ISPs, will use NetObjects Matrix to offer essential online services to small businesses, enhancing customer relationships while driving subscription-based revenue through their own trusted brands.

The mass distribution of NetObjects Fusion through service providers will also create a new market for the essential online services offered in NetObjects Matrix Services.

Small Business Market Opportunity

There are currently over 25 million small firms in the U.S., consisting of small businesses with fewer than 20 employees and home-based business. We believe this represents a significant opportunity for NetObjects. According to the October 2000 IDC report the amount of spending by small businesses to establish a Web presence is anticipated to increase at 45 percent annually, from $19.6 billion in 1999 to $85.4 billion by 2003.

We believe the majority of small businesses have not yet strategically embraced the Internet. Those that have a Web presence often need to enhance their Web sites with new functionality such as e-commerce or e-applications, or otherwise improve their Web site features and promotion. Businesses with more sophisticated Web site requirements, but without the financial resources to support a Web development team, require an easy-to-use, capability-rich and open solution. And for those small businesses entering the online world for the first time, ease of use in creating a Web site is even more critical. While in-house developers or third-party service providers can address technical design and programming requirements, the cost is often prohibitive. As use of Internet applications continues to grow, we believe small firms need solutions that are affordable, easy to implement and manage, and that easily integrate, customize, and scale to meet their needs.

Small Business Customers

Most small business customers do not have a Web site. The novice small business customer requires a simple, intuitive and step-by-step approach to site building. The more technically savvy small business customer has greater technical expertise and requires more sophisticated functionality and customization features. NetObjects has developed two distinct site-building tools to address these unique customer needs--NetObjects Matrix Builder for the novice and NetObjects Fusion for the technically savvy.

Small business customers that have already built a Web site using either NetObjects Fusion or other Web authoring products have already taken the critical first step in achieving an online presence, but still require additional services to promote that presence, attract and interact with visitors, monitor performance, and engage in online commerce. NetObjects Matrix Services will be offered to these small businesses to help them build a more effective and comprehensive Web strategy.

The market for online Web-based business services is new and extremely competitive. We cannot be assured of generating a significant amount of revenue or earning a profit from the sale or license of these services.

NetObjects Strategy

As usage of the Internet by businesses and related markets for our products and services have evolved, we have decided to narrow our focus in order to become a leading provider of essential online services for small businesses worldwide by partnering with service providers who can provide mass distribution to their small business customers. Many of the key elements of our current strategy remain the same, however. To date we have made significant progress in building and partnering to create best-of-class Web site builders and online services for service providers and their subscribers.

Technological Leadership for Building Essential Online Services

In October 2000, we announced a new platform of online services, NetObjects Matrix, designed exclusively for service providers to offer to their small business customers. The NetObjects Matrix Platform provides the framework through which our partners can quickly and seamlessly deliver NetObjects Matrix Builder and NetObjects Matrix Services to their small business customers over the Internet. Using NetObjects Matrix, service providers will have the unique ability to offer essential online services to their customers, driving subscription-based revenue through their own trusted brands.

Brand recognition and Broad Customer Base

As a pioneer of Web site building technologies, and as the recipient of numerous industry awards, we believe that we have established a premier Internet brand in the market for Web site building products and services.

NetObjects Fusion will continue to play a significant role in our strategy, even as we transition from a desktop software company to an online services provider. The latest version of NetObjects Fusion, version 5.0, features an Online View from which small businesses can instantly access the full suite of NetObjects Matrix Services to enhance the commerce, connectivity, and community of their sites.

Strageic Relationships

Our strong brand recognition is a significant asset for developing relationships with service providers. We have made significant progress in this area as evidenced by the announcement of distribution agreements with hardware vendors Dell and IBM, with ISPs and telecommunication providers EarthLink and Deutsche Telekom/T-Online, and with hosting company 1&1 Internet AG.

Focusing on the Small Business Market

NetObjects believes that the ubiquity of Web browsers and the evolution of ASP technology to enable the online delivery of technology solutions provide key benefits to small businesses. These benefits include ease of use, installation and upgradeability, potential revenues from e-commerce, convenience, and reduced costs--lower monthly subscription fees versus large, up-front payments.

NetObjects also believes that small businesses will look to a single supplier to provide an integrated suite of applications and services they need rather than shopping for individual services from multiple vendors. We anticipate that small businesses will purchase these services from their current service providers -- companies with whom they already do business and who they trust to help them achieve online success.

Products and Services

NetObjects Fusion

NetObjects Fusion is an intuitive Web site building tool offering ease of use as well as sophisticated functionality to meet the demands of the more technically savvy small business customer. The latest version, NetObjects Fusion 5.0 offers drag and drop productivity, as well as the ability to instantly access NetObjects Matrix Services, a suite of essential online services. Earlier versions of NetObjects Fusion are available in nine languages in addition to English, including German, French, Spanish, Chinese, and Japanese.

NetObects Collage

To successfully execute on the next generation of enterprise Web strategies, today's corporate enterprises require a solid foundation that can enable a Web production cycle which controls the dynamics involved with creating and managing the growing complexity of Web ever expanding applications. This platform must enable enterprise-wide collaboration and content contribution, scaleable management of both static and dynamic content, existing enterprise application integration, and dynamic application services. NetObjects Collage is designed to meet all these requirements. In December 2000, we entered into an agreement relating to the sale of our Enterprise division and this product family. See,
Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments".

NetObjects Matrix Platform

The NetObjects Matrix Platform provides the framework through which service providers can quickly and seamlessly deliver NetObjects Matrix Builder and NetObjects Matrix Services to their small business customers. It is the first platform combining a best-of-class online Web site builder with a suite of integrated add-on business services. It provides true integration working with the service provider's business model and technical environment--front-end and back. The NetObjects Matrix Platform is highly scalable and reliable, and uses XML and server-side Java to ensure openness and interoperability.

The platform also supports multiple publishing standards such as HTML, XML and WML, allowing service providers the opportunity to support multiple devices including PDAs and digital cellular phones. Service providers can customize the NetObjects Matrix Platform to offer unique combinations of online services to better serve the specific needs of their small business customers. The NetObjects Matrix Platform can seamlessly integrate with the service provider's network and can be installed in their hosting data centers, or run transparently as a remotely hosted application.

NetObjects Matrix Builder

NetObjects Matrix Builder is an online Web site building tool that gives small businesses online access to the functionality they need to plan, design, build, and maintain their own interactive, revenue-producing Web sites. NetObjects Matrix Builder is a new generation of online builder, providing a unique preview-click-edit approach to building a Web site. With the help of a QuickStart Wizard that walks users step-by-step through the Web building process, and a range of preformatted templates and design styles, small businesses can create professional looking, fully functional business Web sites.

NetObjects Matrix Services

NetObjects Matrix Services is a suite of essential online services to help small companies grow and manage their businesses. These services include list management, forms processing, tracking, and search and site promotion. In addition, there is an intuitive dashboard to manage all of these services.

NetObjects Matrix Services are remotely hosted, thus eliminating the need for client-side software which generally requires dedicated IT resources to install, integrate, maintain, and upgrade. The remote hosting model thus saves service providers both time and money.

NetObjects Matrix Services currently offered include:

o SiteMiner, allowing small business customers to add search functionality to their sites.

o BannerExchange, enabling small business Web sites to generate additional traffic to their sites by participating in banner exchanges. This service also enables NetObjects and its partners to utilize member Web sites for advertising purposes.

o Ezpolls, helping small businesses better understand what their online customers want by adding polls to the Web site.

o GuestBook and Message Boards, providing small business Web sites with a fully functional guest book and forms processor that encourages visitors to speak up about their needs as well as capture important contact information on prospective customers.

o SuperStats, the loading tracking service in the market, analyzing site traffic and profiling visitors.

o Hit Counter, enabling small businesses to track the number of visitors to their Web sites on a daily basis.

NetObjects Global Services

NetObjects Global Services is a complete range of services designed to ensure seamless and successful implementation of the NetObjects Matrix Platform by our service providers customers. NetObjects Global Services provide integration, customization, installation, configuration, training, and ongoing support. The NetObjects Global Services team works with service providers on everything from the initial project scope to ongoing training and network support to ensure that both the business and technical objectives of their environment are met.

Strategic Relationships

We have established a number of significant ongoing strategic relationships which include:

Cisco Systems, the worldwide leader in networking for the Internet, created the Cisco Resource Network to bring independent software and hardware vendors, service providers, value added resellers, and systems integrators together to provide information, tools and resources to help small and medium sized businesses fully participate in the Internet economy. Cisco has included NetObjects Fusion in the Cisco Resource Network.

Under an agreement with Dell, a world leader in Internet commerce and infrastructure, Dell is preloading NetObjects Fusion software and online services on Dell PCs. Easily accessible from the NetObjects Fusion logo on the desktop, the customized Dell Host Edition of NetObjects Fusion is integrated with DellHost, making it easier and more affordable for Dell customers to conduct business online.

EarthLink, a leading business solution company offering a variety of hosting options, has chosen NetObjects to be one of its Premiere Partners, thereby making NetObjects' products and services available to all EarthLink subscribers. The NetObjects logo appears on EarthLink's Biz Resource Center, designed to provide a one-stop destination for business information and services to EarthLink's small business customers.

IBM leads in the creation, development, and manufacture of the industry's most advanced information technologies. NetObjects Fusion is bundled with several IBM product lines, including ThinkPad, Aptiva, and Intellistation, to provide customers with an easy-to-learn, easy-to-use Web site building solution.

1&1 Internet AG, one of the largest ISPs in Germany, offers value-added services for the Internet. Their products enable customers to use the Internet in a meaningful and effective manner for all their business and personal success. 1&1 bundles a German localized version of NetObjects Fusion to every customer who signs up for hosting.

Lotus, a subsidiary of IBM Corporation,  bundles award-winning NetObjects Fusion
5.0 with DominoDesigner R5, the premier integrated development environment for building secure e-business applications. Lotus SmartSuite customers can also download a copy of NetObjects Fusion 5.0.

MyComputer.com, a provider of online Web site services has integrated thus, allowing some of its services including all of the services indentified under NetObjects, Matrix Services, above, directly into NetObjects Matrix and NetObjects Fusion 5.0. allowing small business customers to both create a Web site and incorporate these Web site services seamlessly.

Register.com, one of the leading domain name registrars on the Internet, has integrated its services into NetObjects Fusion 5.0. Allowing customers to both create a Web site and easily register domain names with one powerful solution.

Sales, Marketing, and Distribution

We sell our products and services through targeted business development efforts to service providers as well as through traditional distribution channels, both indirect and online. To assist our partners in selling these products and services to their customers, we have undertaken a variety of co-marketing activities. As of September 30, 2000, 73 of our employees, or approximately 42% of our work force, were engaged in sales and marketing activities.

Distribution Channels

Our indirect distribution channels include domestic and international distributors, retail vendors, value-added resellers, OEM resellers and other technology companies with whom we have strategic relationships. Our principal OEM accounts are Dell, EarthLink, IBM, Lotus, Novell, and 1&1 Internet AG. For Fiscal 2000, these OEM accounts have represented a major portion of our revenues from license fees. Additionally, we have approximately 20 non-exclusive distributors serving hundreds of resellers worldwide including Ingram Micro and Digital River in North America; Internet 2000, Softline, and Unipalm in Europe.

Our online distribution channel includes a store on our Web site, NetObjects.com, which allows users to download and purchase our products as well as numerous third-party add-ons. In addition, several third-party e-commerce and distribution sites, including buy.com and beyond.com, make our products available for sale online. The online distribution channel continues to be a convenient and easily accessible channel for our customers, providing global accessibility, 24-hours a day.

Marketing Activities

Since our inception, we have invested in a broad range of marketing activities to generate demand, gain corporate brand identity, establish the site building product category and educate the market about our products and services. These activities have included advertising, including both print and online, direct marketing, including direct mail, newsletters and e-mail, public relations, seminars for potential customers, participation in trade shows, as well as conferences and Web site promotion. With a shift in our business strategy to a partner-based distribution model, our ongoing marketing efforts will be aimed at directly informing our partners of the capabilities and benefits of our products and services, so that they can in turn market more effectively to their customers. Currently we have co-marketing agreements with

ADP, Cisco Systems, XO (formerly Concentric Network), Dell, Deluxe Forms, EarthLink, IBM, Lotus, 1&1 Internet AG, Sir Speedy, and Vobis AG.

Competition

The market for software and services for the Internet is constantly evolving and intensely competitive. We expect competition to intensify in the future. Many of our current and potential competitors have greater financial, technical and marketing resources than we do. We compete for small business customers with software makers like Adobe Systems, Inc., Macromedia, Inc., and Microsoft. In the online hosting and services market, we compete with providers like Trellix, Netopia, Covia, Orbitcommerce, Kinzan, and many other companies that offer online subscription services .

While we believe that NetObjects Fusion and NetObjects Matrix contain features that significantly differentiate them from our competition, there is no guarantee that we will be able to successfully compete with some of these companies who have significant financial resources beyond ours.

Competitive factors in our market segments include:

o    Features for creating, editing, and developing Web sites;

o    Ease of use and interactive user features;

o The ability to integrate online services and site builders with partner service offerings;

o    Quality and reliability;

o    Pricing;

o    Scalability and cost per user;

o    Compatibility with the user's existing computer systems; and

o    The manner in which the software is distributed with other products.

To expand our partners' user bases and further enhance their users' experiences, we must continue to innovate and improve the performance of our products and services. We anticipate that consolidation will continue in the Web site building products and services industry and related industries such as computer software, media and communications. Consequently, our competitors may be acquired by, receive investments from or enter into other commercial relationships with larger, well-established and well-financed companies. There can be no assurance that we can establish or sustain a leadership position in our market segments.

New technologies and the enhancement of existing technologies will also likely increase our competitive pressures. Competing technologies or the emergence of new industry standards could adversely affect our competitive position or render our products or technologies noncompetitive or obsolete. There is no assurance that we will compete effectively with current or future competitors or that competitive pressures will not harm our business and cause our revenues and stock price to fall.

Technology and Development

We devote substantial resources to the development of innovative products and services. During the fiscal year ended September 30, 2000, we invested approximately 38% of our total revenues on research and development activities. We believe that we have effectively leveraged our understanding of the small business market, our technology opportunities and our staff and software development processes to build robust, open solutions. We intend to use these core strengths to introduce innovative new online services, products and product enhancements for building, deploying and maintaining small business Web sites. We expect to significantly reduce our research and development expenditures from their current level, but intend to continue devoting substantial resources to research and development.

To meet and exceed partner and end-user expectations, our online services and products must be highly reliable and scalable. To achieve this goal, NetObjects has employed leading technologies such as XML, server-side Java and Linux, along with proven solutions from companies such as Oracle, Sun Microsystems, and Red Hat.

In addition to our products, product enhancements and core proprietary technology, we have a highly skilled engineering workforce that includes seasoned software industry veterans. As of September 30, 2000, we had 69 employees engaged in research and development activities. If we are unable to retain the required number of skilled engineers, our business will be harmed, our revenues could decline and our stock price may fall.

Intellectual Property

Our success depends in part on our ability to protect our proprietary software and other intellectual property. To protect our proprietary rights, we rely generally on patent, copyright, trademark and trade secret laws, confidentiality agreements with employees and third parties, license agreements with consultants, vendors and customers, and "shrink-wrap" license agreements. Despite these protections, a third party could, without authorization, copy or otherwise obtain and use our products, or develop similar products. There can be no assurance that our agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets will not otherwise become known or independently developed by competitors.

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

We pursue the registration of some of our trademarks and service marks in the United States and in other countries, although we have not secured registration of all of our marks. Many of our current and potential competitors dedicate substantially greater resources to protection and enforcement of intellectual property rights. We are also aware of other companies that use "Fusion" or "Matrix" in their marks alone or in combination with other words, such as Allaire's ColdFusion, and we do not expect to be able to prevent third party uses of the word "Fusion" or "Matrix" for competing goods and services. We have agreed with Allaire that neither party will use the word "Fusion" to describe products in the absence of appropriate brand identification, such as "NetObjects Fusion."

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

Employees

As of September 30, 2000, we had 176 full-time employees and 8 part-time employees. More than 40 of these employees were working full-time in our Enterprise Division as of September 30, 2000. We signed an agreement relating to the sale of this division in December 2000 and, if the sale occurs, would not retain most of the employees of the Enterprise Division. None of our employees are subject to a collective bargaining agreement. We believe that our relations with our employees are good. However, our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, professional services and managerial personnel, and upon the continued service of our current personnel. To supplement our work force, we also use independent contractors. None of our personnel is bound by an employment agreement that prevents the person from terminating his or her relationship with the Company at any time, for any reason. Competition for qualified personnel is intense, especially in the San Francisco Bay Area. We cannot guarantee that we will be successful in attracting, integrating, retaining, and motivating a sufficient number of qualified personnel to conduct our business in the future.

RISK FACTORS

In addition to other information in this Form 10-K, the following risk factors should be carefully considered in evaluating NetObjects and its business because such factors currently may have a significant impact on NetObjects' business, operating results and financial condition. As a result of the risk factors set forth below and elsewhere in this Form 10-K, and the risks discussed in our other Securities and Exchange Commission filings, actual results could differ materially from those projected in any forward-looking statements.



Our ability to continue as a going concern is dependent on our raising additional funds.

         Without raising new proceeds from the sale of assets, debt or equity financing, we will not have enough cash to remain in business. Our auditors, KPMG LLP, in their independent auditors' report, have expressed "substantial doubt" as to our ability to continue as a going concern. This doubt is based on our significant operating losses since we were formed, and our insufficient funds as of September 30, 2000 to finance our operations through fiscal year 2001. This doubt is also described in note 3 of the notes to our consolidated financial statements.

We have a history of substantial losses and expect substantial losses in the future.

         We were incorporated in November 1995 and first recognized revenues in October 1996. As of September 30, 2000, we had an accumulated deficit of approximately $107 million. We expect to sustain significant losses for the foreseeable future, which could harm our business and decrease the market price of our stock.

         To achieve and sustain profitability, we must, among other things, increase substantially our revenues from our two principal products, NetObjects Fusion and Matrix, and substantially increase our revenues from online services, which have been insignificant to date.

Our revenues are declining and will be substantially lower in fiscal year 2001 as we change our business model.

         We are changing our business model from one in which we have received large up front license fees for the distribution of large numbers of copies of NetObjects Fusion to one in which we intend to earn most of our revenues from distribution arrangements with service providers that will pay us reduced license fees and a percentage of their subscription revenues received from small business subscribers. There can be no assurance that we will generate substantial revenues under our new business model and we expect our revenues to decline substantially in the current fiscal year in comparison to our revenues in preceding fiscal years.

Our online services are new and have not received a broad customer acceptance.

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

We may not adequately adjust our operating expense to reflect the anticipated reduction in revenue.

         We must reduce our operating expenses relative to the anticipated revenue reduction but anticipate that these expenses will substantially exceed our revenues for at least fiscal year 2001. As a result, we expect our operating expenses, as well as planned capital expenditures, to continue to constitute a material use of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

We may not be able to raise additional capital to fund our future operations.

         We believe that our current cash and cash equivalents, are adequate to finance our current level of operations only for a short period. We intend to raise additional capital to fund future operations through the sale of our Enterprise Division, and, if possible, the sale of additional equity securities, new borrowings, some combination of debt and equity, or other available transactions. We have not decided upon the timing, form or amount of capital that we will seek and have no assurances of commitments that we will succeed in raising additional capital by any means. If we fail to raise additional capital to fund future operations our business, financial condition and results of operations will be materially and adversely affected.

Our  relationship  with IBM has  changed  substantially  over  time.

         While IBM owns a substantial percentage of our common stock and has three representatives on our board of directors, it is under no obligation to continue any business relationships with us. IBM is allowed to compete with us or act in a manner that is disadvantageous to us.

Although we have contracts with IBM to bundle our products with their offerings, we have no commitments for future revenues from IBM.

         Revenues from IBM have been a substantial portion of our total revenues, representing approximately 19%, 29% and 36% of our total revenues for the years ended September 30, 2000, 1999 and 1998, respectively. Lotus also currently markets, bundles and sells our products and has created foreign language, or "localized," versions of our software, for which IBM pays us reduced royalties on products that it sells outside the U.S. Lotus' obligation to create localized versions of our software expired on December 31, 1999. We may need to incur substantial additional expense to obtain localized versions of new products or product upgrades from Lotus or other vendors if necessary to satisfy the requirements of key customers.

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

IBM is free to sell its interest in us.

As of September 30, 2000 IBM owns approximately 48% of our common stock and holds warrants that if exercised, would increase its ownership to approximately 49% of our outstanding voting securities. IBM has substantial influence over our direction and management, and may be able to prevent or cause a change in control of us and could take other actions that might be favorable to IBM and potentially harmful to us.

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

We have many established competitors, and may be unable to compete effectively against them.

The market for Web site building software and services for the Internet and corporate intranets is relatively new, constantly evolving and intensely competitive. We expect competition to intensify in the future. The market for subscription based online Web site services for small businesses is new and extremely competitive and may not develop as we anticipate or soon enough for us to succeed in implementing this business model. Many of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources, and we may be unable to compete effectively against them. We compete for small business customers with Web content software makers like Adobe, Macromedia, and Microsoft; in the online Web hosting and services with providers like Verio, Bigstep, Icat, and Yahoo store. For our Enterprise customers, we compete in the Internet application development and services market with companies such as Interwoven, and Vignette. Microsoft's FrontPage, a Web site building software product, has a dominant market share. Microsoft bundles FrontPage 2000 in several versions of the Office 2000 product suite that dominates the market for desktop business application software.

We may not be able to accurately forecast revenue and adjust spending.

         We have a very limited operating history and limited experience in forecasting our revenues. Changing our business increases uncertainty and reduces our ability to forcast revenues accurately. Our expense levels are based in part on our expectations of future revenues, and to a large extent those expenses are fixed, particularly in the short-term. We cannot be certain that our revenue expectations will be accurate or that we will be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

Our operating results will probably fluctuate.

         We believe that period-to-period comparisons of our financial results are not necessarily meaningful, and you should not rely upon them as an indication of our future performance. Going forward, our revenues from IBM, if any, are likely to become more variable. The promptness with which sales data, used for recognizing product royalties, are reported to us from third parties, including IBM, may cause annual results to be more volatile.

We allow product returns and provide price protection to some purchasers and resellers of our products and our allowances for product returns may be inadequate.

         We have stock-balancing programs for our software products that under specified circumstances allow for the return of software by resellers. These programs also provide for price protection for our software for some of our direct and indirect channel resellers that, under specified conditions, entitle the reseller to a credit if we reduce our price to similar channel resellers. There can be no assurance that actual returns or price protection will not exceed our estimates, and our estimation policy may cause significant fluctuations.

Most of our revenues have been derived from sales of a single product, and a decline in demand or the sale price of that product would harm our business and cause our stock price to fall.

         About 68% of our revenues from software license fees in fiscal 2000 were derived from versions of one of our products, NetObjects Fusion, and we expect that this single product will continue to account for the majority of our total revenues in the near-term. To remain competitive, software products typically require frequent updates that add new features. There can be no assurance that we will succeed in creating and selling updated or new versions of NetObjects Fusion. A decline in demand for, or in the average selling price of, NetObjects Fusion, whether as a result of new product introductions or price competition from competitors, technological change or otherwise, would hurt our business or cause our stock price to fall.

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

         We believe that products that are not sold in a "suite" containing software products or components that perform different functions are less likely to be commercially successful. For example, NetObjects Fusion 5.0 includes software products or components from different vendors such as Allaire Corporation, IBM, iCat, Lotus and NetStudio. IBM also bundles our products with some of its software products, such as the bundling of NetObjects Fusion with WebSphere Studio and NetObjects Fusion with Lotus Designer Studio. NetObjects Fusion is also bundled with Novell's NetWare for Small Business. We cannot be assured of maintaining or obtaining suitable product or component bundling arrangements with third parties. Failure to maintain and expand our distribution channels or conclude suitable software product bundling arrangements could hurt our business, cause our revenues to decrease and our stock price to fall.

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

         As of September 30, 2000 IBM owns approximately 48% of our outstanding stock and holds warrants that if exercised, would increase its ownership to approximately 49% of our outstanding voting securities. That ownership interest and provisions of our restated certificate of incorporation, bylaws, a voting agreement between us and IBM and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price.

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

         International sales represented approximately 38% of our total revenues in the fiscal year ended September 30, 2000. We intend to expand the scope of our international operations and currently have subsidiaries in the United Kingdom and Germany. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe.

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

         To make these acquisitions or large investments we might use cash, common stock or a combination of cash and common stock. If we use common stock, these acquisitions could further dilute existing stockholders. Amortization of goodwill or other intangible assets resulting from acquisitions, as in the case of our acquisitions of Sitematic and Rocktide, could materially impair our operating results and financial condition. Furthermore, there can be no assurance that we would be able to obtain acquisition financing, or that any acquisition, if consummated, would be smoothly integrated into our business. If we make acquisitions or large investments and are unable to surmount these risks, our business could be harmed, our revenues could decrease and our stock price could fall.

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

Item 2. Properties

         Our executive offices are located in Redwood City, California. We currently maintain five primary work locations listed below.

Redwood City                                San Diego Office

301 Galveston Drive                         10350 Science Center Drive
Redwood City, Ca 94063                      San Diego, Ca 92121
Approximate Sq footage: 26,000              Approximate Sq footage: 8,000
Lease Ends: 11/2002                         Lease Ends: Nov 2000, two one-year
                                            options remain

Berkeley                                    Germany Office
2512 9th Street, Suite 3                    Schatzbogen 56
Berkeley, Ca 94710                          81829 Munich, Germany
Approximate Sq footage: 1,000               Approximate Sq footage: 6,000
Lease Ends: 02/2001                         Lease Ends: 04/2005

United Kingdom

St. Mary's Court
The Broadway, Old Amersham
Bucks, HP7 OUT, United Kingdom
Approximate Sq footage: 400
Lease Ends: 08/2000

Item 3. Legal Proceedings

         From time to time, we are subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of third-party trademarks and other intellectual property rights by our licensees and us. These claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources. We are not aware of any legal proceedings or claims that we believe would harm our business or cause our revenues or stock price to fall.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

         NetObjects, Inc. common stock is quoted on the Nasdaq National Market under the symbol "NETO".

         The following table sets forth the range of high and low closing sales prices for each period indicated.

 Quarter ending                         High                           Low

September 30, 2000                      9.313                         2.844
June 30, 2000                          18.680                         6.781
March 31, 2000                         43.500                        18.000
December 31, 1999                      19.000                         5.938
September 30, 1999                     10.438                         5.156
June 30, 1999                          13.000                         6.750

         The Company had approximately 250 shareholders of record as of November 30, 2000. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

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
                                                                               September 30,
                                                ----------------------------------------------------------------------------
                                                     2000           1999            1998            1997            1996
                                                ------------    ------------    ------------    ------------    ------------
Revenues:
    Software license fees and online revenues   $     23,287    $     13,566    $      9,703    $      7,392           $--
    Service revenues                                   4,492           2,178            --              --              --
    Software license fees from IBM                     6,439           3,689           2,700             175            --
    Service revenues from IBM                           --             2,782           2,867            --              --
                                                ------------    ------------    ------------    ------------    ------------
                   Total revenues                     34,218          22,215          15,270           7,567            --
Cost of revenues:
    Software license fees and online revenues          5,285           1,817           2,531             772            --
    Service revenues                                   6,004           2,295            --              --              --
    Service revenues from IBM                           --             2,113           2,562            --              --
                                                ------------    ------------    ------------    ------------    ------------
                   Total cost of revenues             11,289           6,225           5,093             772            --
                                                ------------    ------------    ------------    ------------    ------------
Gross profit                                          22,929          15,990          10,177           6,795            --
                                                ------------    ------------    ------------    ------------    ------------
Operating expenses:
    Sales and marketing                               28,377          18,800          17,114          12,161           2,998
    Research and development                          13,068           9,358          10,231           8,436           2,765
    General and administrative                         5,809           4,314           3,575           3,762             978
    Amortization of goodwill                           8,297            --              --              --              --
    Stock-based compensation                             626             559             227            --              --
    In-process research and development                1,443            --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------
                   Total operating expenses           57,620          33,031          31,147          24,359           6,741
                                                ------------    ------------    ------------    ------------    ------------
Operating loss                                       (34,691)        (17,041)        (20,970)        (17,564)         (6,741)
                                                ------------    ------------    ------------    ------------    ------------
Interest income (expense)                                962            (715)         (1,194)           (234)             46
Accretion of discount on debt                           --            (1,653)           --              --              --
Interest on beneficial conversion
   feature of convertible debt                          --            (7,457)           --              --              --
                                                ------------    ------------    ------------    ------------    ------------
     Loss before income taxes                        (33,729)        (26,866)        (22,164)        (17,798)         (6,695)
Income taxes                                             (82)            (44)            (60)             (1)           --
                                                ------------    ------------    ------------    ------------    ------------
     Net loss                                   $    (33,811)   $    (26,910)   $    (22,224)   $    (17,799)   $     (6,695)
                                                ------------    ------------    ------------    ------------    ------------
Basic and diluted net loss per share            $      (1.16)   $      (2.40)   $     (12.26)   $     (10.45)   $      (4.10)
                                                ============    ============    ============    ============    ============
Shares used to calculate basic and
   diluted net loss per share                     29,227,545      11,215,118       1,812,484       1,702,726       1,634,259
                                                ============    ============    ============    ============    ============


                                                                                 September 30,
                                                      ---------------------------------------------------------------------
                                                          2000          1999          1998          1997          1996
                                                      ------------- ------------- ------------- ------------- -------------
Balance Sheet Data:

Cash, cash equivalents and short-term investments      $   8,323      $  32,954    $     459      $     303    $   1,090
Working capital (deficit)                                  9,965         34,022      (30,229)       (10,116)      (1,749)
Short-term borrowings from IBM and IBM Credit Corp.         --             --         20,666           --           --
Long-term obligations, less current portion                   57             54          336            633          173
Total assets                                              32,614         42,709        5,145          4,605        2,129
Accumulated deficit                                     (107,439)       (73,628)     (46,718)       (24,494)      (6,695)
Stockholders' equity (deficit)                            23,774         36,172      (28,925)        (8,913)      (1,357)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


         This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying
NetObjects, Inc. consolidated financial statements and notes included in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied by these forward-looking statements as a result of various factors, including the risk factors described in Risk Factors and elsewhere in this report.

Overview

         For fiscal 2000, we provided both online and software solutions that enable small businesses to build, deploy and maintain Internet Web sites, and applications to conduct e-business, and enable large enterprises to create corporate intranets. Our revenues were derived principally from license fees from our software products and, to a lesser extent, from fees on a range of services for both small business and enterprise customers. For small business and other customers we license NetObjects Fusion and offer online internet hosting services. Our online business, announced in the quarter ended December 31, 1999 and branded GoBizGo, was established with the acquisition of Sitematic Corporation in October 1999. For enterprise customers, we license NetObjects Authoring Server and NetObjects Collage and offer consulting and design services for creating corporate Web sites.

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

         We recognize revenues from software license fees upon delivery of our software products to our customers, net of allowances for estimated returns and price protection, as long as we have no significant obligations remaining and we believe that collection of the resulting receivable is probable. We provide most of our distributors of software products with rights of return and record an allowance for estimated future returns based upon our historical experience with product returns by those distributors. Software license fees earned from products bundled with OEM resellers are recognized upon delivery, if the OEM vendor commits to a quantity and a fixed price with no right of return or, if the volumes are not committed, then when the OEM resellers ship the bundled products to their customers. We recognize service revenues as services are rendered, or, if applicable, using the percentage-of-completion method. We defer Web site hosting subscriptions, which typically are paid up-front, and recognize these fees as revenue ratably over the terms of the respective contracts, which range from 1 to 48 months. We defer recognition of maintenance fees, paid primarily for support and upgrades, upon receipt of payment and recognize the related revenues ratably over the term of the contract, which typically is 12 months. These payments generally are made in advance and are nonrefundable.

         We acquired Sitematic Corporation in October 1999 in order to offer online Web site building and hosting capabilities to small businesses. In December 1999, we combined our online resources with the Sitematic offering and launched GoBizGo.com. These combined services include Web site building software, e-mail list management for communicating with customers, domain name and search engine registration, auction export, relevant content information for building and maintaining an e-business online, and Web hosting services. Currently, our online business has two sources of revenue: subscriptions for Web-hosting services provided directly to small businesses; and fees charged to our GoBizGo business "partners" for establishing co-branded sites.

         In March 2000, we launched NetObjects Collage, an integrated platform for the management of enterprise Web applications. NetObjects Collage provides an integrated platform that combines collaboration with content management, enterprise integration, and dynamic application services. We provide professional services to help our customers install NetObjects Collage and to train their personnel in the use and maintenance of corporate Web sites with this product. In December 2000, we entered into an agreement relating to the sale of the Enterprise Division and this product family. See "-- Recent Developments", below.

         In July of 2000, we acquired privately-held Rocktide Inc., for $3.6 million in NetObjects common stock and $0.4 million in cash. Rocktide is a provider of the next generation application service provider (ASP) technology and wireless e-Services that help Web-enable businesses worldwide. This product technology was incorporated in our newly branded Matrix Platform, which was launched on October 30, 2000.

         During fiscal year 2000, our revenues derived from IBM represented approximately 19% of our total revenues for the period versus 29% in fiscal year 1999. We believe that our revenues from IBM may fluctuate significantly from quarter to quarter and will decline as an overall percentage of our annual revenue. Please refer to "Risk Factors--Our Relationship with International Business Machines Corporation, or IBM, has changed substantially over time. IBM is under no obligation to continue any business relationships with us, and IBM is allowed to compete with us or act in a manner that is disadvantageous to us."

         In the first two quarters of fiscal 2000, the acquisition of Sitematic incrementally increased our operating expenses as we shifted some of our existing staff to support online services and built infrastructure to maintain and grow our online business. In the quarter ended June 30, 2000, we reduced our workforce by approximately 7%, primarily through a reduction in the number of personnel assigned to our online services organization, which included some individuals who joined us through the Sitematic acquisition. In July 2000 we reduced our workforce by an additional 20%, as we began to focus primarily on our online services business through our partner relationships.

         We have incurred substantial net losses in each fiscal period since our inception and, as of September 30, 2000, had an accumulated deficit of $107.4 million. Such net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of our products and establishing our brand identity, marketing organization, domestic and international sales channels, and general and administrative infrastructure. Our operating expenses before goodwill amortization and other non-cash charges decreased in the fourth quarter of fiscal year 2000, but we expect to continue to incur substantial losses from operations for the foreseeable future.

         Our future operating results must be considered in light of our limited operating history and the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly evolving markets such as the market for Web site building software and services.

         Our business model is undergoing a major transformation, as we shift from a predominately software license revenue model, to one driven and sustained by online subscription revenue. To achieve our new business objectives we will need to do the following:

         o Become a leading supplier of B2B online services for partners that reach small business;

         o Continue to develop successfully new versions of our product offerings;

         o    Continue to be a leading provider of e-business  product solutions
              for  building   Web sites,  and  of  online   services  for  small
              businesses;

         o Respond quickly and effectively to competitive, market, and technological developments;

         o    Control expenses;

         o Continue to attract, train, and retain qualified personnel in the competitive online marketplace; and

         o Maintain existing relationships and establish new relationships with leading Internet hardware, software and online companies, such as our existing OEM resellers.

         There  can  be  no   assurance   that  we  will   achieve   or  sustain
profitability. Moreover, particularly as we transition to our new business model, we may be unable to adjust spending in a timely manner to compensate for both anticipated and unanticipated revenue shortfalls. Accordingly, any significant shortfall of revenues in relation to expectations would cause significant declines in operating results.

         Due to the foregoing factors, we believe that period-to-period comparisons of historical operating results should not be relied upon as an indication of future performance. Also, operating results may fall below our expectations or the expectations of securities analysts or investors in some future quarter and our stock price may decline substantially.

Results of Operations

Years Ended September 30, 2000 and 1999

         Revenues. Total revenues increased to approximately $34.2 million from approximately $22.2 million for 2000 and 1999, respectively. The increase of 54% year over year was primarily due to growth of our domestic and international partner agreements, in which NetObjects Fusion products and related intellectual property were bundled with products offered by our partners, as well as growth of license sales to IBM. In addition, our enterprise business, which is comprised of license and service offerings, grew substantially from the same period in the previous fiscal year, due to continued expansion of our sales organization and new product introductions.

         For fiscal years 2000 and 1999, international revenues were $10 million and $4.5 million or 29% and 23% of total revenues, respectively. The increase in the amount of international revenues from the last fiscal year resulted mainly from new OEM arrangements with Internet service providers (ISP) in Europe.

         IBM software license fees for fiscal years 2000 and 1999 were $6.4 million and $3.7 million, respectively. The increase was due to increased purchases of NetObjects Fusion 5.0 to be bundled with one of IBM's product offerings.

         In the current year, we had no IBM revenue from services as compared to approximately $2.8 million in fiscal 1999. Our contract to provide services to IBM ended in the second quarter of fiscal 1999. We do not anticipate additional service revenue from IBM in the future.

         Cost of Revenues. We recorded $5.3 million cost of software license fees and online revenue for the year ended September 30, 2000 as compared to $1.8 million cost incurred for the year ended September 30, 1999. The increase was attributable to the cost of bundling Web hosting with Fusion 5.0 and to royalties due to third parties for integrated technology.

         Our cost of services increased to $6 million from $2.3 million in the year ended ended September 30, 2000 and 1999, respectively. The increase was driven by the revenue growth in services and our investment in staffing to handle this growth.

         Gross margins for the year ended September 30, 2000 were 67% versus 72% for the previous fiscal year. The decrease in gross margin was due to the increase in the costs associated with the bundling of Web hosting with Fusion
5.0 and to increased royalties due to third parties.

         Sales and Marketing. Sales and marketing expenses were approximately $28.4 million and $18.8 million for the year ended September 30, 2000 and 1999, respectively, representing 83% and 85%, respectively, of total revenues for each period. The increased amount resulted primarily from personnel growth in our enterprise division, increased European marketing expenses, increased sales commissions, and costs related to the continued development and implementation of our branding and marketing campaigns.

         Research and Development. Research and development expenses were approximately $13.1 million and $9.4 million for the year ended September 30, 2000 and 1999, respectively, representing approximately 38% and 42%, respectively, of total revenues for each period. The increase in research and development expenses was due to higher staffing levels than the previous period, costs associated with the release of NetObjects Collage, and the costs of ongoing product development.

         General and Administrative. General and administrative expenses were approximately $5.8 million and $4.3 million for the year ended September 30, 2000 and 1999, respectively, representing approximately 17% and 19%, of total revenues for each period. The decrease as a percentage of revenue resulted from faster revenue growth than expense growth. The increase in costs is due to increased staffing levels and related expenses, as well as increased professional services needed to operate a public company.

         Amortization of Intangible Assets. Amortization of goodwill and related intangible assets increased to $8.3 million from $0 for the year ended September 30, 2000 and 1999, respectively. The change is attributable to the purchase of Sitematic Corporation in October 1999 and the purchase of Rocktide Corporation in July 2000. In connection with the acquisitions, the company recorded $19 million of goodwill which is being amortized over two years. During fiscal 2000, the Company recorded $8.3 million in amortization expense.

         Stock-Based Compensation. For both years ended September 30, 2000 and 1999, we incurred stock-based compensation charges of approximately $0.6 million. These stock-based compensation charges are being amortized on an accelerated basis over the vesting period of the options in a manner consistent with Financial Accounting Standards Board (FASB) Interpretation No. 28.

         Other Income (Expense). We earned interest income of $1.0 million for the year ended September 30, 2000. The interest income was the result of the investment of funds obtained at our initial public offering ("IPO") in May 1999. Interest expense was immaterial for the fiscal year ended September 30, 2000.

         Income Taxes. We recorded an income tax provision of approximately $82,000 in the fiscal year ended September 30, 2000 for our international operations.


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

         Interest expense. Interest expense was $0.7 million and $1.0 million for the years ended September 30, 1999 and 1998, respectively. In fiscal 1999, we recorded a charge to earnings of $9.1 million, compared to $200,000 in fiscal 1998. Of this amount, approximately $7.5 million was recognized in connection with the "in-the-money" convertible notes totaling $10.9 million that we issued to IBM and Perseus Capital LLC during October 1998, and was recorded as interest expense in accordance with EITF Topic D-60 for the fiscal year ended September 30, 1999. The remaining $1.6 million charge recorded during fiscal 1999 was an accretion of discount resulting from Series E-2 and Series F warrants issued in connection with loans obtained from IBM, IBM Credit Corp, and Perseus Capital LLC in fiscal 1999. The value of the attached warrants, and the resulting interest expense was determined using a Black-Scholes option-pricing model. We recorded $200,000 in charges during fiscal 1998.

Liquidity and Capital Resources

         As of September 30, 2000, we had cash, cash equivalents and short-term investments totaling $8.3 million, a decrease of $24.6 million from September 30, 1999. The decrease was primarily due to losses from continuing operations and the Sitematic acquisition which required the payment in cash of approximately $2.0 million, which includes approximately $1.6 million paid to Sitematic preferred stockholders and transaction costs of $0.4 million.

         Net cash used in operating activities was $24.0 million and $25.9 million for the twelve months ended September 30, 2000 and 1999, respectively. For the period ended September 30, 2000, net cash used in operating activities included a decrease in accounts receivable of approximately $0.2 million, and an increase of $3.0 million in prepaid expenses related to prepaid royalty expenses. Adjustments to reconcile net loss to net cash used in operating activities for the period ended September 30, 2000 included amortization of goodwill of approximately $8.4 million related to the Sitematic and Rocktide acquisitions. Net cash used in operating activities in the period ended September 30, 1999 included the recognition of $4.3 million in deferred revenues from IBM. Adjustments to reconcile net loss to net cash used in operating expenses for the period ended September 30, 1999 included noncash interest of $7.5 million on the conversion feature of debt held by IBM and a related party.

         Net cash provided by investing activities was $5.9 million for the twelve months ended September 30, 2000 as compared to $2.0 million net cash used in investing activities for the twelve months ended September 30, 1999. The change during 2000 was primarily attributable to the payment of cash to Sitematic stockholders for their preferred stock, offset by the maturity of short-term investments. The increase for the year ended September 30, 1999 was attributable to expenditures for new leasehold improvements as the Company moved from smaller facilities to its current location and to operating loans provided to Sitematic Corporation in August 1999.

         Net cash provided by financing activities was approximately $2.9 million for the twelve months ended September 30, 2000 as compared to $60.5 million for the twelve months ended September 30, 1999. Net cash provided by financing activities for the period ended September 30, 2000 consisted primarily of proceeds from the exercise of stock options by employees. Net cash provided by financing activities for the period ended September 30, 1999 reflected proceeds from borrowings of $16.3 million, the issuance of preferred stock of $5.2 million, and the issuance of common stock in our initial public offering, which yielded $65.6 million net of offering costs offset by the repayment of short-term notes of $24.4 million.

Recent Developments

         On October 18, 2000, the Company signed an agreement to acquire all of the shares of privately held MyComputer.com, Inc. of Orem, Utah for approximately $51 million of common stock and cash, and to pay up to $6 million in additional shares of common stock based on future performance of the acquired business. Under the agreement, the Company agreed to advance interim operating funds to MyComputer, depending upon the length of time between the date of the agreement and the closing. The Company also agreed to reimburse up to $300,000 for legal, accounting and other expenses of MyComputer relating to the transaction; if the transaction failed to close by December 1, 2000. The agreement and the proposed acquisition were terminated in December 2000. The Company loaned a total of $2.25 million to MyComputer under this agreement. All of the loans were made under notes bearing interest at the prime rate and maturing on October 18, 2001. The Company canceled $375,000 of this indebtedness upon termination of the agreement, as provided by its terms. The remaining indebtedness, which totals $1.875 million, will convert into MyComputer preferred stock that is issued in an equity financing of at least $15.0 million prior to October 18, 2001. We have not received notice from MyComputer of any such financing and cannot be assured that MyComputer will receive such financing or be able to repay the notes issued to us.

         On December 13, 2000, we borrowed $750,000 from IBM under a note bearing interest of 10% per annum. This note will be repaid on January 3, 2001.

         On December 21, 2000 we signed an option and license agreement under which we received $4 million in cash for an exclusive option to purchase the Enterprise Division for $18 million. If the sale is completed, the option payment will be credited in full towards the purchase price. The option to acquire the Enterprise Division will expire on January 5, 2001, if a definitive agreement for the purchase of the Enterprise Division has not been signed by that date, or by such later date as may be agreed upon by both companies. If the acquisition is not completed, the potential acquirer will have a three-year license to distribute NetObjects Collage and the $4 million option payment will be credited against future royalty payment obligations under the license agreement. Completion of the acqisition is subject to the negotiation and execution of a definitive agreement, which would be subject to customary closing conditions. Accordingly, there can be no assurances that the sale of the Enterprise division will occur.

         We expect our operating expenses, as well as planned capital expenditures, to continue to constitute a material use of our cash resources. In addition, we will require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We intend to raise additional capital to fund future operations through the sale of our Enterprise Division, the sale of additional equity securities, new borrowings, some combination of debt and equity, or other available transactions. We have no assurances or commitments that we will succeed in raising additional capital by any means. If we fail to raise additional capital to fund future operations we will be unable to continue our business.

Recent Accounting Pronouncements

         In June 1998, FASB issued Statement of Financial  Accounting  Standards
(SFAS) no. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137 and 138, SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In accordance with SFAS No. 137, issued by the FASB in June 1999 and which deferred the implementation of SFAS No. 133, the Company has adopted SFAS No. 133 in the first quarter of fiscal 2001. To date the Company's investments in derivative instruments have not been significant and the Company has not engaged in any hedging activities. Accordingly, the Company has evaluated the effects of adopting SFAS No. 133 and has determined that it will not have a material impact on its financial statements, cashflows or results of operations.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101. The Company anticipates that the adoption of SAB No. 101 will not have a material impact on its financial position, results of operations or cashflows. The Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001.

Quarterly Results of Operations

         The following table sets forth certain  unaudited  quarterly results of operations data for the eight quarters ended September 30, 2000. We believe that this  information  has been  prepared  substantially  on the  same  basis as the
audited   consolidated   financial   statements   appearing  elsewhere  in  this
prospectus,  and all necessary adjustments,  consisting only of normal recurring adjustments,  have been included in the amounts  stated below to present  fairly the unaudited quarterly results of operations. The quarterly data should be read in conjunction with our audited  consolidated  financial statements and notes to consolidated financial statements appearing elsewhere in this prospectus.
                                      30-Sep-00   30-Jun-00   31-Mar-00   31-Dec-99   30-Sep-99   30-Jun-99   31-Mar-99   31-Dec-98
                                       --------    --------    --------    --------    --------    --------    --------    --------
Revenues:
   Software license fees               $  3,912    $  6,911    $  6,803    $  5,662    $  4,569    $  3,452    $  2,923    $  2,622
   Service revenues                       1,264       1,098       1,170         959         863         685         440         190
   Software license fees from IBM           250       2,650       2,251       1,288         374         980       1,017       1,318
   Service revenues from IBM               --          --          --          --          --            49       1,246       1,487
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Total revenues                       5,426      10,659      10,224       7,909       5,806       5,166       5,626       5,617

Cost of revenues:
   Software license fees                  2,194       1,708         839         544         382         487         453         495
   Royalty adjustment                      --          --        (1,418)      1,418        --          --          --          --
   Service revenues                       1,361       1,572       1,846       1,225         751         820         540         184
   IBM service revenues                    --          --          --          --          --            21         688       1,404
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Total cost of revenues               3,555       3,280       1,267       3,187       1,133       1,328       1,681       2,083

Gross profit                              1,871       7,379       8,957       4,722       4,673       3,838       3,945       3,534

Operating expenses:
   Sales and marketing                    5,714       7,701       9,015       5,947       4,806       4,968       4,596       4,430
   Research and development               3,194       3,485       3,160       3,229       3,026       2,347       1,781       2,204
   General and administrative             1,450       1,652       1,323       1,384       1,316       1,032       1,072         894
   Amortization of intangible assets      2,247       2,017       2,017       2,016        --          --          --          --
   Stock-based compensation                 274           2         144         206         155         234          70         100
       In Process R&D                     1,443        --          --          --          --          --          --          --
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Total operating expenses            14,322      14,857      15,659      12,782       9,303       8,581       7,519       7,628

Operating loss                          (12,451)     (7,478)     (6,702)     (8,060)     (4,630)     (4,743)     (3,574)     (4,094)
   Interest income (expense)                129         183         276         374         492         (93)       (603)       (511)
   Accretion of discount on debt           --          --          --          --          --        (1,054)       (408)       (191)
   Interest charge on
     beneficial conversion
     feature of convertible debt           --          --          --          --          --          --        (3,665)     (3,792)
                                       --------    --------    --------    --------    --------    --------    --------    --------
     Loss before income taxes           (12,322)     (7,295)     (6,426)     (7,686)     (4,138)     (5,890)     (8,250)     (8,588)

   Income taxes                              19          39          12          12          42        --          --             2
                                       --------    --------    --------    --------    --------    --------    --------    --------

     Net loss                           (12,341)     (7,334)     (6,438)     (7,698)     (4,180)     (5,890)     (8,250)     (8,590)
                                       --------    --------    --------    --------    --------    --------    --------    --------

   Translation adjustment                   (17)        (22)         (9)        (11)        (20)       --          --           (10)
                                       --------    --------    --------    --------    --------    --------    --------    --------

Comprehensive loss                     $(12,358)   $ (7,356)   $ (6,447)   $ (7,709)   $ (4,200)   $ (5,890)   $ (8,250)   $ (8,600)
                                       ========    ========    ========    ========    ========    ========    ========    ========

         The operating results for any quarter are not necessarily indicative of the operating results for any future period.

         Our total revenues fluctuate from quarter to quarter due to many factors, including new product and product upgrade introductions. In addition, we attempt to limit sales of existing products during the months preceding the release of upgraded products in order to reduce returns of the older product from some of our direct and indirect channel resellers. The timing of our recognition of revenues from strategic arrangements with other companies has contributed to fluctuations in revenues from quarter to quarter. During the three months ended September 30, 2000, we had no IBM revenue from services as compared to previous quarters and earned license fees of $250,000 from IBM. We have no ongoing commitments from IBM that will generate significant revenues for us.

         As a result of our limited operating history and the emerging nature of the markets in which we compete, we are unable to forecast accurately our revenues. The success of our business and our revenue growth to date have depended on our ability to create Web site building software that appeals to our customers, to update our main product, NetObjects Fusion, with new features and to release and deliver new versions of NetObjects Fusion on time. We need to develop new products. Failure to do so will materially affect the amount and timing of future revenues. Furthermore, $10.5 million of cash prepayments under our license agreement with IBM have provided some revenue certainty from April 1997, through June 30, 1999. Our future revenues from IBM, if any, will continue to be variable.

         Our expense levels are based in part on our expectations with regard to future revenues. We may be unable to adjust spending in a timely manner to compensate for any unexpected revenues shortfall. As a result, any significant shortfall in demand for our products and services relative to our expectations would harm our business and cause our revenues to decrease. Further, as a strategic response to changes in the competitive environment, we may from time to time implement pricing, service or marketing changes that could have a material adverse effect on our business, prospects, financial condition and results of operations. See "-- Overview," above for additional factors affecting quarterly operating results.

         In addition to fluctuations in revenues from IBM and other third party distributors, our revenues have become more variable due to factors such as our decision to focus our sales activities on NetObjects Matrix rather than OEM licenses of NetObjects Fusion, our planned sale of the Enterprise Division and the uncertainty of generating significant revenues from small business subscriptions for online services.

         Other factors contributing to uncertainty and fluctuations in our quarterly operating results seasonal demand for our products and services, for example, annual reductions in sales in Europe in July and August, costs of litigation and intellectual property protection, technical difficulties with respect to the use of our products, general economic conditions and economic conditions specifically related to businesses dependent upon the Internet. The promptness with which sales and licensing data, used in recognizing product royalties, is delivered to us from third parties also may affect quarterly operating results. It often is difficult to forecast the effect these factors, would have on our results of operations for any given fiscal quarter.

         Due to the factors noted above, it is likely that in some future quarters our operating results will fall below the expectations of securities analysts and investors, which would harm our business and cause our stock price to fall.

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

         At September 30, 2000, we had cash and cash equivalents of $8.3 million, including approximately $1.4 million in money market funds and $1.0 million invested in high-grade commercial paper issued by U.S. companies, with maturities of less than 90 days. We have classified these debt securities as available for sale.

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

         To date, we have not purchased or sold forward contracts to hedge foreign currency exposure, since the relative amounts of international revenue generated by us have not been large enough to make hedging cost-effective.

Item 8. Financial Statements and Supplemenatary Data

         Reference is made to the financial statements listed under the heading "(a)(1) Financial Statements and Report of KPMG LLP" of Item 14, which financial statements are incorporated by reference in response to this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         The response to this item is incorporated by reference from the Sections titled "Management" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 11. Executive Compensation

         The response to this item is incorporated by reference from the Section titled "Executive Compensation", but not from the Sections titled "Executive Compensation--Performance Graph" and "Executive Compensation--Report on Executive Compensation by the Compensation and Management Development Committee of the Board of Directors", in the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The response to this item is incorporated by reference from the Section titled "Share Ownership: in the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions

         The response to this item is incorporated by reference from the Section titled "Certain Relationships and Related Transactions" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      The following documents are filed as part of this report:

         (1) Financial Statements and Report of KPMG LLP, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-28 of this report.

                                                                        Page

Independent Auditors Report ............................................ F-2

Consolidated Balance Sheets as of September 30, 2000
          and 1999...................................................... F-3
Consolidated Statement of Operations and Comprehensive Loss for
         the years ended September 30, 2000, 1999, and 1998............. F-4
Consolidated Statements of Stockholders' Equity (Deficit) for
         the years ended September 30, 2000, 1999 and 1998.............. F-5
Consolidated Statements of Cash Flows for the years
         ended September 30, 2000, 1999, and 1998....................... F-7

Notes to Consolidated Financial Statements.............................. F-8



         (2)   Financial  Statement  Schedules.

                 Schedule II - Valuation and Qualifying Accounts
                                          BALANCE AT              ADDITIONS
                                         BEGINNING OF            CHARGED TO                                   BALANCE AT
                                            PERIOD                 EXPENSE             DEDUCTIONS            END OF PERIOD
                                      -------------------- -- ------------------ -- ------------------ -- --------------------
Accounts Receivable Reserve
Year ended September 30, 1998                 756                    4,691                (3,184)                2,263
Year ended September 30, 1999               2,263                    1,698                (3,053)                  908
Year ended September 30, 2000                 908                    2,372                (1,965)                1,315

         (3)   Exhibits

Item 14.  Exhibits and Financial Statement Schedules.

Exhibit
Number           Description of Document
------           -----------------------

2.1+++ Agreement and Plan of Reorganization with Sitematic Corporation dated of October 4, 1999

2.2 Agreement and Plan of Reorganization with Rocktide, Inc. dated as of July 7, 2000.

3.1.1++++        Restated Certificate of Incorporation of the Registrant

3.2.1+           Bylaws of the Registrant

4.1+             Specimen Stock Certificate

4.3+             Form of Series E Preferred Stock Warrant

4.4+             Form of Series E-2 Preferred Stock Warrant

4.5+             Form of Series F Preferred Stock Warrant

9.1+             Voting Agreement  between  NetObjects,  Inc. and  International
                 Business Machines

10.1.1+          NetObjects, Inc. Amended and Restated 1997 Stock Option Plan

10.1.2+          Form of Stock Option Agreement under the 1997 Stock Option Plan

10.1.3+ Form of Restricted Stock Purchase Agreement under the 1997 Stock Option Plan

10.1.4+ Form of Restricted Stock Transfer Agreement under the 1997 Stock Option Plan

10.1.5++         Form of Executive Stock Option Agreement

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

10.10+ Technology Transfer Agreement between Rae Technology, Inc. and NetObjects, Inc. dated February 2, 1996

10.10.1+ Amendment to Technology Transfer Agreement by and between Rae Technology and NetObjects dated as of March 18, 1997

10.11+ Patent Transfer and License Agreement by and between Rae Technology LLC and NetObjects, Inc. dated as of April 10, 1997, as amended

10.12+ Technology License Agreement by and between NetObjects and Clement Mok Designs dated as of December 21, 1995

10.13+ Distribution Agreement by and between Ingram Micro, Inc. and NetObjects, Inc. dated March 6, 1997

10.14+ Commercial Application Partner Agreement by and between Sybase, Inc. and NetObjects, Inc. dated June 30, 1997

10.15+           Master   Distributor   Agreement  by  and  between   Mitsubishi
                 Corporation and NetObjects, Inc. dated September 30, 1997

10.16+ Standard Inbound License Agreement by and between NetObjects and Novell effective September 30, 1998

10.16.1+ Amendment to Standard Inbound License Agreement by and between NetObjects and Novell effective April 2, 1999

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

10.19+ Letter Agreement by and between NetObjects and John Sculley dated February 3, 1999

10.20+ Sun Microsystems, Inc. Porting Agreement by and between Sun Microsystems, Inc. and NetObjects dated as of March 26, 1999

10.21+ Employment Agreement between Russell F. Surmanek and NetObjects dated as of April 5, 1999

10.22+           Distribution   Agreement  by  and  between  Lotus   Development
                 Corporation and NetObjects dated as of April 21, 1999

10.23            Promissory Note from Samir Arora to the Company dated September
                 28, 2000

10.24            Option  Agreement  with [***] dated as of December 19,
                 2000

16.1+ Letter from Ernst & Young LLP dated February 5, 1999 regarding change in certifying accountant

21.1             Subsidiaries of the Registrant

23.1             Consent of KPMG LLP, Independent Auditors

24.1             Power of attorney  (included on the signature page of this Form
                 S-1)

27.1             Financial Data Schedule

--------------
+ Incorporated by reference to the same-numbered exhibit to our Registration Statement on Form S-1, as amended, originally filed February 5, 1999, declared effective May 7, 1999 (Commission File No. 333-71893).

++ Incorporated by reference to the form of Executive Option Agreement filed as Exhibit A to the Registrant's preliminary proxy statement, filed with the Securities and Exchange Commission on January 28, 2000 (No. 000-25427).

+++   Incorporated  by  reference  to  the  Sitematic   Agreement  and  Plan  of
Reorganization filed as an exhibit to the Form 8-K filed with the Securities and Exchange Commission on October 19, 1999.

++++ Incorporated by reference to the same numbered exhibit to our Registration Statement on Form S-3 filed on June 6, 2000 (Commission File No. 333-36990).

(b) On July 27, 2000, we filed a report on Form 8-K with respect to the acquisition of Rocktide, Inc.

[***] omitted pursuant to a request for confidential treatment.

                                   Signatures

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the __th day of December, 2000.

                            /s/  Samir Arora
                            ----------------------------------------------------
                            Samir Arora
                            Chairman of the Board, Chief Executive Officer,
                            and President (principal executive officer)

                            /s/  Russell Surmanek
                            ----------------------------------------------------
                            Russell Surmanek
                            Executive Vice President, Finance & Operations,
                            and Chief Financial Officer
                            (principal financial officer)

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samir Arora and Russell R. Surmanek, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

  /s/ Samir Arora
---------------------------   Chairman of the Board, Chief Executive Officer,            December 29, 2000
    Samir Arora               and President

/s/ Russell F. Surmanek
---------------------------   Executive Vice President, Finance & Operations,            December 29, 2000
    Russell F. Surmanek       and Chief Financial Officer

/s/ Robert G. Anderegg
---------------------------   Director                                                   December 29, 2000
    Robert G. Anderegg

/s/ Lee A. Dayton
---------------------------   Director                                                   December 29, 2000
    Lee A. Dayton

/s/ Blake Modersitzki
---------------------------   Director                                                   December 29, 2000
    Blake Modersitzki

/s/ Michael D. Zisman
---------------------------   Director                                                   December 29, 2000
    Michael D. Zisman



                        NetObjects, Inc and subsidiaries

   Index to Consolidated Financial Statements and Financial Statement Schedule

                                                                        Page

Independent Auditors Report ............................................ F-2

Consolidated Balance Sheets as of September 30, 2000
          and 1999...................................................... F-3
Consolidated Statement of Operations and Comprehensive Loss for
         the years ended September 30, 2000, 1999, and 1998............. F-4
Consolidated Statements of Stockholders' Equity (Deficit) for
         the years ended September 30, 2000, 1999 and 1998.............. F-5
Consolidated Statements of Cash Flows for the years
         ended September 30, 2000, 1999, and 1998....................... F-7

Notes to Consolidated Financial Statements.............................. F-8

                          Independent Auditors' Report

The Board of Directors and Stockholders
NetObjects, Inc.:

         We have audited the accompanying consolidated balance sheets of NetObjects, Inc. and subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended September 30, 2000. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NetObjects, Inc. and subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             KPMG LLP

Mountain View, California
November 7, 2000 except as to Note 14
which is as of December 21, 2000

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 (In thousands, except share and per share data)

                                                       September      September
                                                       30, 2000       30, 1999
                                                     -----------    -----------
                              Assets

Cash and cash equivalents                            $     8,323    $    23,623
Short-term investments                                      --            9,331
Accounts receivable, net of allowance for
   doubtful accounts of $1,315 and $908 at
   September 30, 2000 and 1999, respectively               5,647          5,643
IBM trade receivable                                         250            422
Prepaid expenses                                           3,892            848
Other current assets                                         636            638
                                                     -----------    -----------
         Total current assets                             18,748         40,505
Property and equipment, net                                2,700          2,204
Intangible assets, net of amortization
   of $8,297 and $0 as of
   September 30, 2000 and 1999, respectively              10,690           --
Other long-term assets                                       476           --
                                                     -----------    -----------
Total Assets                                         $    32,614    $    42,709
                                                     ===========    ===========
                Liabilities & Stockholders' Equity

Accounts payable                                     $       944    $     2,489
Accrued compensation                                       1,337          1,068
Other accrued liabilities                                  3,900          1,657
Deferred revenue                                           2,434            988
Current portion of capital lease obligations                 168            281
                                                     -----------    -----------
         Total current liabilities                         8,783          6,483

Capital lease obligations, less current portion               57             54
                                                     -----------    -----------
Total liabilities                                          8,840          6,537

Stockholders' Equity:

Preferred stock, $0.01 par  value,
    6,000,000 and 0  shares  authorized  as of
    September  30, 2000 and  1999, respectively
    No  shares  issued  and outstanding as of
    September 30, 2000 and 1999                             --             --

Common stock, $0.01 par value. 120,000,000 and
    60,000,000 shares authorized as of
    September 30, 2000 and 1999, respectively;
    31,632,125 and 24,755,960 shares
    issued and outstanding at
    September 30, 2000 and 1999, respectively                316            248
Additional paid-in capital                               132,007        110,810
Deferred stock-based compensation                           (423)        (1,205)
Notes receivable from stockholders                          (598)           (23)
Accumulated other comprehensive losses                       (89)           (30)
Accumulated deficit                                     (107,439)       (73,628)
                                                     -----------    -----------
         Total stockholders' equity                       23,774         36,172
                                                     -----------    -----------
Total liabilities and stockholders' equity           $    32,614    $    42,709
                                                     ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                NETOBJECTS, INC.
                                AND SUBSIDIARIES
           Consolidated Statement of Operations and Comprehensive Loss
                 (In thousands, except share and per share data)
                                                          Year ended September 30,
                                                 --------------------------------------------
                                                     2000            1999           1998
                                                 ------------    ------------    ------------
Revenues:
     Software license fees and online revenues   $     23,287    $     13,566    $      9,703
     Service revenues                                   4,492           2,178            --
     Software license fees from IBM                     6,439           3,689           2,700
     Service revenues from IBM                           --             2,782           2,867
                                                 ------------    ------------    ------------
         Total revenues                                34,218          22,215          15,270
Cost of revenues:
     Software license fees and online revenues          5,285           1,817           2,531
     Service revenues                                   6,004           2,295            --
     Service revenues from IBM                           --             2,113           2,562
                                                 ------------    ------------    ------------
         Total cost of revenues                        11,289           6,225           5,093
                                                 ------------    ------------    ------------
Gross profit                                           22,929          15,990          10,177
                                                 ------------    ------------    ------------
Operating expenses:
     Sales and marketing                               28,377          18,800          17,114
     Research and development                          13,068           9,358          10,231
     General and administrative                         5,809           4,314           3,575
     Amortization of goodwill                           8,297            --              --
     Stock-based compensation                             626             559             227
In process research and development                     1,443            --              --
                                                 ------------    ------------    ------------
         Total operating expenses                      57,620          33,031          31,147
                                                 ------------    ------------    ------------
Operating loss                                        (34,691)        (17,041)        (20,970)
                                                 ------------    ------------    ------------
Interest income (expense)                                 962            (715)         (1,194)
Accretion of discount on debt                            --            (1,653)           --
Interest on beneficial conversion
feature of convertible debt                              --            (7,457)           --
                                                 ------------    ------------    ------------
     Loss before income taxes                         (33,729)        (26,866)        (22,164)
Income taxes                                               82              44              60
                                                 ------------    ------------    ------------
     Net loss                                    $    (33,811)   $    (26,910)   $    (22,224)
                                                 ------------    ------------    ------------
Translation adjustment                                    (59)            (30)           --
                                                 ------------    ------------    ------------
     Comprehensive loss                          $    (33,870)   $    (26,940)   $    (22,224)
                                                 ============    ============    ============
Basic and diluted net loss per share             $      (1.16)   $      (2.40)   $     (12.26)
                                                 ============    ============    ============
Shares used to calculate basic and diluted
net loss per share                                 29,227,545      11,215,118       1,812,484
                                                 ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.


                        NETOBJECTS INC. AND SUBSIDIARIES
            Consolidated Statements of Stockholders' Equity (Deficit)
                Three Years Ended September 30, 2000, 1999, 1998
                                 (In thousands)

                                                Preferred Stock     Common Stock
                                                ----------------- -----------------
                                                                                                                      Notes
                                                Shares   Amount   Shares   Amount    Additional      Deferred       Receivable
                                                                                      Paid in         Stock            from
                                                                                      Capital      Compensation    Stockholders
                                                -------- ------  -------- -------- ------------   ------------    ------------
Balance at September 30, 1997                    11,395  $   107    1,857 $     18  $    15,599   $      --        $     (143)
Exercise of stock options                                             144        2           89
Issuance of common stock                                               18                   116
Repurchase of restricted stock                                        (18)                   (2)
Warrant to purchase Series F preferred stock                                                535
Issuance of Series E preferred stock                182        2                          1,213
Repayment of stockholder notes receivable                                                                                  30
Deferred compensation related to stock option                                               768           (768)
grants
Amortization of stock-based compensation                                                                   227
Net loss
                                                -------- ------  -------- -------- ------------   ------------    ------------
Balance at September 30, 1998                    11,577      109    2,001       20       18,318           (541)          (113)
Exercise of stock options                                             541        5          588
Issuance of common stock to non-employees                              33                   316
Issuance of common stock pursuant to ESPP                              13                    76
Repurchase of restricted stock                                        (30)                   (6)
Warrants exercised                                  652        7                          1,181
Warrants to purchase Series E preferred stock                                               120
Issuance of in-the-money convertible debt and
warrants to purchase Series E preferred stock                                             8,776
Issuance of Series F preferred stock, net of
$30 in issuance costs                               389        4                          3,466
Issuance of Series E preferred stock, net of
$67 in issuance costs                                82        1                            482
Cashless exercise of C warrants for common
stock                                                               1,356       14          (14)
Issuance of common stock at IPO, net of
$7,076 in issuance costs                                            6,000       60       64,862
Conversion of Series A,C,E and F preferred
stock to common stock                           (12,700)    (121)  12,700      127           (6)
Convertible debt and interest converted to
common stock                                                        2,142       22       11,428
Repayment of stockholder notes receivable                                                                                  90
Deferred compensation related to stock option
grants                                                                                    1,223         (1,223)


                                                      Accumulated                         Total
                                                         Other          Accumulated    Stockholders'
                                                   Comprehensive Loss     Deficit     Equity (Deficit)
                                                  -------------------  -----------   ----------------
Balance at September 30, 1997                      $        --         $   (24,494)   $     (8,913)
Exercise of stock options                                                                       91
Issuance of common stock                                                                       116
Repurchase of restricted stock                                                                  (2)
Warrant to purchase Series F preferred stock                                                   535
Issuance of Series E preferred stock                                                         1,215
Repayment of stockholder notes receivable                                                       30
Deferred compensation related to stock option
grants                                                                                          --
Amortization of stock-based compensation                                                       227
Net loss                                                                   (22,224)        (22,224)
                                                  -------------------  -----------   ----------------
Balance at September 30, 1998                               --             (46,718)        (28,925)
Exercise of stock options                                                                      593
Issuance of common stock to non-employees                                                      316
Issuance of common stock pursuant to ESPP                                                       76
Repurchase of restricted stock                                                                  (6)
Warrants exercised                                                                           1,188
Warrants to purchase Series E preferred stock                                                  120
Issuance of in-the-money convertible debt and                                                8,776
warrants to purchase Series E preferred stock
Issuance of Series F preferred stock, net of
$30 in issuance costs                                                                        3,470
Issuance of Series E preferred stock, net of
$67 in issuance costs                                                                          483
Cashless exercise of C warrants for common
stock                                                                                           --
Issuance of common stock at IPO, net of
$7,076 in issuance costs                                                                     64,922
Conversion of Series A,C,E and F preferred
stock to common stock                                                                           --
Convertible debt and interest converted to
common stock                                                                                11,450
Repayment of stockholder notes receivable                                                       90
Deferred compensation related to stock option
grants                                                                                          --

                                                Preferred Stock     Common Stock
                                                ----------------- -----------------
                                                                                                                      Notes
                                                Shares   Amount   Shares   Amount    Additional      Deferred       Receivable
                                                                                      Paid in         Stock            from
                                                                                      Capital      Compensation    Stockholders
                                                -------- ------  -------- -------- ------------   ------------    ------------
Amortization of stock-based compensation                                                                  559
Translation adjustment
Net loss
                                                -------- ------  -------- -------- ------------   ------------    ------------
Balance at September 30, 1999                        --     --     24,756      248      110,810        (1,205)            (23)
Issuance of common stock for Sitematic
Corporation acquisition                                             2,005       20       13,458
Issuance of common stock for Rocktide
Corporation acquisition                                               458        5        3,595
Exercised warrants for cash                                            51                   551
Cashless exercise of warrants for common stock                      3,163       32          (32)
Exercise of stock options                                           1,124       11        3,394
Issuance of shareholder notes receivable                                                                                 (575)
Issuance of common stock pursuant to ESPP                              75                   360
Deferred compensation related to stock option                                               211          (184)
grants
Cancellation of deferred compensation                                                      (340)          340
Amortization of deferred compensation                                                                     626
Translation adjustment
Net loss
                                                -------- ------  -------- -------- ------------   ------------    ------------
Balance at September 30, 2000                        --   $ --     31,632 $    316    $ 132,007     $    (423)     $     (598)
                                                ======== ======  ======== ======== ============   ============    ============

                                                    Accumulated                         Total
                                                       Other          Accumulated    Stockholders'
                                                 Comprehensive Loss     Deficit     Equity (Deficit)
                                                -------------------  -----------   ----------------
Amortization of stock-based compensation                                                     559
Translation adjustment                                       (30)                            (30)
Net loss                                                                (26,910)         (26,910)
                                                -------------------  -----------   ----------------
Balance at September 30, 1999                                (30)       (73,628)          36,172
Issuance of common stock for Sitematic
Corporation acquisition                                                                   13,478
Issuance of common stock for Rocktide
Corporation acquisition                                                                    3,600
Exercised warrants for cash                                                                  551
Cashless exercise of warrants for common stock                                                --
Exercise of stock options                                                                  3,405
Issuance of shareholder notes receivable                                                    (575)
Issuance of common stock pursuant to ESPP                                                    360
Deferred compensation related to stock option                                                 27
grants
Cancellation of deferred compensation                                                         --
Amortization of deferred compensation                                                        626
Translation adjustment                                       (59)                            (59)
Net loss                                                                (33,811)         (33,811)
                                                -------------------  -----------   ----------------
Balance at September 30, 2000                      $         (89)    $ (107,439)        $ 23,774
                                                =================== ============== ================


        The accompanying notes are an integral part of these consolidated financial statements.

                                NETOBJECTS, INC.
                                 AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                                                               Year ended September 30,
                                                                         -----------------------------------
                                                                            2000        1999        1998
                                                                         -----------------------------------
Cash used in operating activities:
Net loss                                                                  $(33,870)   $(26,940)   $(22,224)
Adjustments to reconcile net loss to net
cash used in operating activities:
    Depreciation                                                             1,555       1,119       1,104
    Accretion of discount on borrowings                                       --         1,653         201
    Nonrecurring interest charge on
       beneficial conversion feature of
        convertible debt                                                      --         7,457        --
    Amortization of intangible assets                                        8,410        --          --
    Amortization of deferred stock-based compensation                          626         559         227
    Allowance for doubtful accounts and returns                                406      (1,355)      1,508
    Changes in operating assets and liabilities:
        Accounts receivable                                                   (179)     (2,417)     (1,782)
        Prepaid expenses                                                    (3,044)       (234)       (306)
        Other current assets                                                   448        --          --
        Accounts payable                                                    (1,763)     (1,919)      2,205
        Accrued compensation                                                   269        (622)        649
        Other accrued liabilities                                            1,660         810         382
        Deferred revenue                                                     1,394      (4,301)       (999)
        Interest payable                                                      --           321        --
                                                                          --------    --------    --------
            Net cash used in operating activities                          (24,088)    (25,869)    (19,036)
                                                                          --------    --------    --------
Cash provided by (used in) investing activities:
    Purchases of property and equipment                                     (1,798)     (1,684)       (792)
    Cash paid for Sitematic Corporation, net of cash acquired               (1,297)       --          --
    Bridge loan to Sitematic Corporation                                      --          (500)       --
    Cash paid for Rocktide Corporation, net of cash acquired                  (360)
    Purchase of short-term investments                                        --       (16,000)       --
    Maturities of short-term investments                                     9,331       6,669        --
                                                                          --------    --------    --------
            Net cash provided by (used in)
                investing activities                                         5,876     (11,515)       (792)
                                                                          --------    --------    --------
Cash provided by financing activities:
    Proceeds from short-term borrowings                                       --         3,421      21,000
    Repayments of short-term borrowings                                       --       (24,421)     (2,050)
    Proceeds from convertible debt                                            --        12,910        --
    Repayment of convertible debt                                             --        (2,000)       --
    Payment on capital lease obligations                                      (339)       (298)       (300)
    Proceeds from issuance of preferred stock,
      net of issuance costs                                                   --         5,262       1,215
    Proceeds from issuance of common stock,
      net of issuance costs                                                  3,826      65,584          91
    Repurchases of common stock                                               --          --            (2)
    Issuance of stockholder notes receivable                                  (575)       --          --
    Repayment of stockholder notes receivable                                 --          90            30
                                                                          --------    --------    --------
            Net cash provided by financing activities                        2,912      60,548      19,984
                                                                          --------    --------    --------
Effect of exchange rate changes on cash                                        (59)        (30)       --
Net increase (decrease) in cash                                            (15,241)     23,164         156
Cash and cash equivalents at beginning of period                            23,623         459         303
                                                                          --------    --------    --------
Cash and cash equivalents at end of period                                $  8,323    $ 23,623    $    459
                                                                          ========    ========    ========
Supplemental disclosures of cash flow information:
    Interest paid                                                         $   --      $  1,471    $    753
    Noncash investing and financing activities:
        Equipment recorded under capital leases                           $   --      $    335    $    634
        Discount on borrowings                                            $   --      $  1,653    $    535
        Stock issued in exchange for services                             $   --      $    316    $   --
        Issuance of common stock for acquisitions                         $ 17,078    $   --      $   --
        In process research and development                               $  1,443    $   --      $   --
        Deferred stock-based compensation                                 $    123    $  1,223    $    768


              The accompanying notes are an integral part of these consolidated financial statements


                       NETOBJECTS, INC. AND SUBISIDIARIES
                   Notes to Consolidated Financial Statements

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

         On October 4, 1999 NetObjects acquired Sitematic Corporation and issued common stock that brought IBM's ownership to less than 50%. See Note 13.

         On July 14, 2000 NetObjects acquired Rocktide Corporation and issued common stock that brought IBM's ownership to 48%. See Note 13.

         On September 29, 2000, the Company entered into an agreement with IBIZU, Inc. a private company (IBIZU) pursuant to which the Company acquired a preferred equity interest in IBIZU in exchange for the transfer of certain technology rights developed by the Company. The Company accounts for this investment using the equity method of accounting.

         On October 18, 2000,  the Company signed an agreement to acquire all of
the  shares  of  privately  held   MyComputer.com,   Inc. See note 13.

         NetObjects provides software, solutions, and services that enable small businesses to build, deploy, maintain Web sites online, provide online services, and conduct e-business; and enable large enterprises to effectively create and manage corporate intranets.

2.  Summary of Significant Accounting Policies

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Consolidation Principles

         The accompanying consolidated financial statements include the accounts of NetObjects, Inc. and its wholly owned subsidiaries, NetObjects, Ltd., Sitematic Corporation and Rocktide Corporation (collectively, the "Company" or "NetObjects"). All intercompany transactions have been eliminated in consolidation.

         Estimates and Assumptions

         In preparing these financial statements, management has made estimates and assumptions that effect the reported amounts of assets, liabilities, revenues and expenses and disclosures of contingent assets and liabilities at the date of the consolidated financial statements. Actual results may differ from these estimates.

         Equity Investments

         Where the company has investments in which it has the ability to exercise significant influence over operating and financial policies, the investments are accounted for using the equity method. Accordingly, the Company's share of income/(loss) in the investments is included in other operating income. To date, the effect of such amounts on net loss has not been material.

         Foreign Currency Translation

         The functional currency of the Company's foreign subsidiary is its local currency. Adjustments arising from the translation of the subsidiary's financial statements are reported in other comprehensive income. Exchange gains and losses arising from transactions denominated in a currency other than the functional currency of the subsidiary are included in net income. To date, the effect of such amounts on net loss has not been material.

         Revenue Recognition

         The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Revenue Recognition with respect to certain arrangements.

         Under SOP 97-2, software license revenue is recognized upon delivery of the software, when persuasive evidence of an agreement exists, and provided the fee is fixed, determinable, and collectible, and the arrangement does not involve significant customization of the software. Maintenance and service revenue are recognized on a straight-line basis over the term of the maintenance agreement. In addition, SOP 97-2 generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair values of the elements.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The fair value of an element must be based on evidence that is specific to the vendor. If a vendor does not have evidence of the fair value for all delivered elements in a multiple-element arrangement, revenue is recognized under the `residual method' in accordance with SOP 98-9. Under the `residual method', the total fair value of the undelivered elements is deferred, and the residual revenue is recorded upon delivery in accordance with SOP 97-2. When evidence of fair value of the undelivered items does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

         Software license fees are generally recognized upon delivery to distributors, net of an allowance for estimated returns, price protection and rebates, provided no significant obligations of the Company remain and collection for the resulting receivable is probable. The Company receives on hand inventory and sales information from its significant distributors on a periodic basis. The allowance for returns and price protection is determined based on a comparison of on hand inventory in the distribution channel to historical sales made by the distributors to their respective customers. This analysis is performed on a product line basis to estimate potential excess inventory in the distribution channel. The allowance for rebates is based upon contractual rebate rates certain distributors earn upon selling products to their respective customers. Software license fees earned from products bundled with original equipment manufacturer's (OEM) products are recognized either upfront, if the OEM vendor commits to a quantity and a fixed price with no right of return or, if the volumes are not committed, upon the OEM shipping bundled products to its customer. IBM and Lotus are considered OEMs for purposes of this accounting policy. See Note 11 for a discussion of software license fees from IBM.

         Service revenue from maintenance agreements for support and upgrades of existing products, online services and hosting are deferred and recognized ratably over the term of the contract, which typically is 12 months. Service revenue for training and consulting services are recognized as the services are performed. See Note 11 for a discussion of service revenue from IBM.

         Prior to October 1, 1999, the Company recognized revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 91-1, Software Revenue Recognition. Software license fees were generally recognized upon delivery to distributors, net of an allowance for estimated returns, price protection and rebates, provided no significant obligations of the Company remained and collection of the resulting receivable was probable.

Property and Equipment

         Fixed assets are stated at cost and depreciated over the useful life of the related asset on a straight-line basis. Leasehold improvements and assets recorded under capital leases are amortized on a straight-line basis over the lesser of the related asset's estimated useful life or the remaining lease term.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The estimated useful life for each category are:

Asset Category                                       Estimated Useful Life
--------------                                       ---------------------
Office equipment                                            5 years
Furniture and fixtures                                      5 years
Computer equipment                                          3 years
Tradeshow equipment                                         3 years
Software                                                    3 years


         Goodwill and Other Intangible Assets

         The Company records goodwill when the cost of net identifiable assets it acquires exceeds their fair value. Goodwill, purchased technology and other intangible assets are amortized on a straight-line basis over an estimated useful life of 2 years.

         Long Lived Assets

         The Company regularly performs reviews to determine if the carrying value of long-lived assets is impaired. The purpose for the review is to identify any facts or circumstances, either internal or external, which indicate that the carrying value of the asset cannot be recovered. No such impairment has been indicated to date. If, in the future, management determines the existence of impairment indicators, the Company would use undiscounted cash flows to initially determine whether impairment should be recognized. If necessary, the Company would perform a subsequent calculation to measure the amount of the impairment loss based on the excess of the carrying value over the fair value of the impaired assets. If quoted market prices for the assets are not available, the fair value would be calculated using the present value of estimated expected future cash flows. The cash flow calculation would be based on management's best estimates, using appropriate assumptions and projections at the time.

         Stock-Based Compensation

         The Company accounts for its stock-based compensation plans using the intrinsic value method. Deferred stock-based compensation expense is recorded if, on the date of the grant, the current market value of the underlying stock exceeds the exercise price. The Company amortizes deferred stock-based compensation in accordance with Financial Accounting Standards Board (FASB) Interpretation 28.

         Net Loss Per Share

         Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding shares of common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, potential common shares from stock subject to repurchase, options and warrants to purchase common stock using the treasury stock method and from convertible securities on an "as if-converted" basis. All potential

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been antidilutive.

         Diluted net loss per share for the year ended September 30, 2000, does not include the effect of approximately 336,528 stock options with a weighted-average exercise price of $7.70 per share, 7,375,534 common stock warrants with a weighted-average exercise price of $9.20 per share, or 32,849 shares of common stock issued and subject to repurchase at a weighted-average exercise price of $0.16, because their effects are antidilutive.

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

         Income Taxes

         The Company's tax provision for all years has been calculated on a stand-alone basis using the asset and liability method. Under this method, deferred tax liabilities and assets are recognized for the expected future tax consequences attributable to differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce deferred tax assets to an amount whose realization is more likely than not.

         Cash equivalents and short-term investments

         The Company considers highly liquid investments held in money-market funds and certificates of deposit with maturities of 90 days or less at the date of purchase to be cash equivalents. The Company does not hold equity securities for investment purposes.

         Short-term investments are carried at fair market value, which approximates cost. Realized and unrealized gains and losses for the fiscal years ended September 30, 2000 and 1999 were not material. Short-term investments consisting of high-quality commercial paper having maturities of 90 to 180 days at September 30, 1999, were classified as held to maturity, and measured at amortized cost.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, short-term investments and trade accounts receivable. The Company's cash, cash equivalents and short-term investments are managed by recognized financial institutions which follow the Company's investment policy. Such investment policy limits the amount of credit exposure in any one issue and the maturity date of the investment securities that typically comprise investment grade short-term debt instruments.

         Accounts receivable has the potential to subject the Company to concentrations of credit risk. The Company evaluates its customer's financial condition prior to extending terms, performs ongoing credit evaluations of its customers and generally does not require collateral for accounts receivable. As necessary, the Company maintains an allowance for doubtful accounts and to date the use of such allowances has been within management estimates. The following indicates significant customer balances:

                                                Year Ended
                                               September 30,
                                  ------------------------------------
                                       2000                1999
                                  ----------------     ---------------
Customer 1                              26%                  10%
Customer 2                              15%                  --
Customer 3                              --                   22%

         For the year ended September 30, 2000, software license fees and service revenue from IBM represented approximately 19% of total revenues respectively, while four other customers accounted for approximately 38% of total revenues. No other customer accounts for more than 5% of total revenues.

         For the year ended September 30, 1999, software license fees and service revenue from IBM represented approximately 29% of total revenues, while three other customers accounted for approximately 24% of total revenues. No other customer accounts for more than 5% of total revenues.

         The  Company's   principal   markets  are  North  America  and  Europe.
International sales represented approximately 38%, 23% and 16% of revenues for the fiscal years ended September 30, 2000, 1999 and 1998.

         Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, short-term investments, account receivable, accounts payable, accrued compensation, and other accrued liabilities approximate fair value because of the short maturity of these instruments.

         Advertising Expense

         The cost of advertising is expensed as incurred and included in selling and marketing expenses. For the years ended September 30, 2000, 1999 and 1998, those expenses totaled approximately $6.6 million, $7.2 million and $5.8 million, respectively.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         Employee Benefits Plan

         The Company has established a qualified savings plan for employees under Section 401(k) of the Internal Revenue Service Code, in which employees may defer as much as 15% of their pretax annual salary up to the statutory limits. The Company does not contribute to the plan.

Recent Accounting Pronouncements

         In June 1998, FASB issued Statement of Financial  Accounting  Standards
(SFAS) no. 133, "Accounting for Derivative Instruments and Hedging Activities." As amended by SFAS No. 137 and 138, SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. In accordance with SFAS No. 137, issued by the FASB in June 1999 and which deferred the implementation of SFAS No. 133, the Company has adopted SFAS No. 133 in the first quarter of fiscal 2001. To date the Company's investments in derivative instruments have not been significant and the Company has not engaged in any hedging activities. Accordingly, the Company has evaluated the effects of adopting SFAS No. 133 and has determined that it will not have a material impact on its financial statements, cashflows or results of operations.

         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board opinion 20, "Accounting Changes." SAB No. 101A and 101B were issued to delay the implementation of SAB No. 101. The Company anticipates that the adoption of SAB No. 101 will not have a material impact on its financial position, results of operations or cashflows. The Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001.

3.  Basis of Presentation

         The Company has suffered recurring losses from operations and has insufficient funds to finance operations through fiscal 2001. This raises a substantial doubt about its ability to continue as a going concern. Management has been working to improve its results from operations and to obtain additional capital in order to provide the funding necessary to continue product development activities and bring products to market. Management is currently seeking the sale of its Enterprise business segment (see Note 14) and in addition is actively pursuing strategic alliances, equity financing, and sales of non-strategic assets to address this issue, although there can be no assurance that these efforts will be successful. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4.  Property and Equipment

         The Company's property and equipment consist of the following (in thousands):

                                                       Year ended
                                                      September 30,
                                                   ------------------
                                                     2000       1999
                                                   -------    -------
Computer equipment and software                    $ 4,711    $ 2,963
Furniture and equipment                                854        651
Leasehold improvements                               1,690      1,589
                                                   -------    -------
                                                     7,255      5,203
Less: accumulated depreciation and amortization     (4,555)    (2,999)
                                                   -------    -------
Total property and equipment                       $ 2,700    $ 2,204
                                                   =======    =======

         Equipment recorded under capital leases was $1.2 million and the related accumulated amortization was $1.2 million as of September 30, 2000. Equipment recorded under capital leases is $1.2 million and the related accumulated amortization is $912 thousand as of September 30, 1999.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

5. Goodwill and Intangible Assets

     Goodwill and intangible assets consisted of the following (in thousands):

                                                           Year ended
                                                          September 30,
                                                      ---------------------
                                                       2000          1999
                                                      -------       -------
Goodwill                                              $16,757         $--
Purchased technology                                    1,980          --
Other Intangibles                                         250          --
                                                      -------       -------
                                                       18,987          --
Less: accumulated amortization                          8,297          --
                                                      -------       -------
Total goodwill and intangible assets                  $10,690         $--
                                                      =======       =======


         As of September 30, 2000, intangible assets consisted of Purchased Technology, Goodwill and other miscellaneous intangibles acquired in the acquisitions of Sitematic, and Rocktide. Purchased technology and other specific intangibles such as acquired workforce, patents, tradename and other miscellaneous acquisition expenses have been identified by independent fair value appraisals. Goodwill represents the excess purchase price over the fair value of assets acquired. See Note 13 for a more in-depth discussion of each acquisition. All intangible assets are being amortized over a period of two years from the respective dates of acquisition.

6. Other Accrued Liabilities

     Other accrued expenses consisted of the following (in thousands):

                                                                Year ended
                                                               September 30,
                                                         -----------------------
                                                          2000             1999
                                                         ------           ------
Accrued professional fees                                $1,086           $  428
Accrued MDF                                               1,439               76
Accrued royalties                                           920              138
Other accrued liabilities                                   455            1,015
                                                         ------           ------
Total                                                    $3,900           $1,658
                                                         ======           ======

7.   Stockholder's Equity (Deficit)

         Capital stock

         On December 23, 1997, the Company issued a warrant to purchase 83,333 shares of Series F preferred stock, at a purchase price of $10.80 per share, to IBM Credit Corp. These warrants are exercisable until December 23, 2002 and have not been exercised as of September 30, 2000. The Company determined the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate of 6%; a life of five years; volatility of 65%; and no dividend yield. The resulting interest expense of $535,000 was accounted for as additional paid-in capital and fully amortized in fiscal 1998. At the closing of the Company's initial public offering (IPO), these warrants became exercisable for common stock. The holders of the warrants may

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

surrender them on a cashless exercise basis by surrendering shares of common stock as payment of the exercise price.

         In connection with IBM's acquisition of approximately 80% of our stock on April 11, 1997, the Company issued a warrant to IBM to purchase up to 3,482,838 shares of Series E preferred stock at an exercise price of approximately $6.68 per share. On September 30, 2000, these warrants were exercised for 3,163,000 shares of common stock upon a cashless basis per the terms of the warrant agreement.

         On October 8, 1998, the Company entered into Convertible Note and Warrant Purchase Agreements with IBM and Perseus Capital LLC. The Company recorded a $7.5 million nonrecurring interest charge in fiscal 1999 to account for the "in-the-money" conversion right of the convertible notes. Principal and accrued interest totaling $10.9 million on these notes was converted into Series E-2 preferred stock at $5.35 per share which converted automatically into 2,141,713 shares of common stock upon the completion of the Company's IPO.

         In connection with the Convertible Note and Warrant Purchase Agreement, the Company issued warrants to acquire 163,715 shares of Series E-2 preferred stock at an exercise price of $6.68 per share. The Company determined the fair value of these warrants at the date of grant using the Black-Scholes pricing model with the following assumptions: a risk-free interest rate of 6%; a life of five years; volatility of 65%; and no dividend yield. The resulting interest expense of $887,000, which appears in the accompanying consolidated statement of operations as a portion of the accretion of discount on debt, was fully amortized during the year ended September 30, 1999. At the closing of the Company's IPO, these warrants became exercisable for common stock. The warrants remain outstanding and are exercisable for shares of common stock at any time before October, 2003. As of September 30, 2000, these warrants are still outstanding and have not been exercised.

         In connection with notes issued to IBM in October and December 1998, the Company issued warrants to acquire 51,335 shares of Series E-2 preferred stock at an exercise price of $6.68 per share. The Company determined the fair value of these warrants at the date of grant using the Black-Scholes pricing model. The fair value of the warrants issued, calculated using the Black Scholes option pricing model and the following assumptions: 6% interest rate, a life of 5 years, and expected volatility of 80% was determined by the Company and the resulting discount of $432,000 was accounted for as additional paid-in capital and was fully amortized in fiscal 1999. The warrants are exercisable for common stock at any time before February, 2004. As of September 30, 2000, these warrants have not been exercised.

         In May 1999, the Company sold 6,000,000 shares of its common stock through its IPO. Net proceeds from the offering were approximately $65 million, after deducting the underwriting discount and other offering expenses. At the time of the IPO, all of the Company's then authorized shares of preferred stock were eliminated and all outstanding shares of preferred stock and convertible debt automatically converted into 14,056,093 and 2,141,713 shares of common stock, respectively. All outstanding warrants that were not exercised upon the IPO became warrants to purchase common stock.

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

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

split of all the outstanding shares of the Company's preferred and common stock. The reverse stock split took effect upon the closing of IPO. All share and per share amounts have been restated to reflect the reverse stock split for all periods presented.

         Stock option plans

         The Company's 1997 Stock Option Plan, (the 1997 plan) provides for the issuance of incentive stock options under the Internal Revenue Code of 1986 and for the issuance of nonqualified stock options to purchase common stock to employees, non-employee directors or consultants at exercise prices not less than 85% of the fair market value at the date of grant. A total of 9,526,994 shares of common stock have been authorized for issuance under the 1997 Plan. The board of directors, or the compensation committee of the board of directors, utilizes the fair market value of the common stock as the basis for determining the exercise price. Options currently outstanding generally vest 25% at the end of the first year and then monthly on a pro rata basis over the next three years. Options expire ten years from the date of grant.

         In connection with IBM's acquisition of approximately 80% of the Company's outstanding stock in April 1997, the Company's 1996 Stock Option Plan was canceled and all options issued under that plan were reissued under the 1997 Plan. Under the 1996 Stock Option Plan, optionees had the right to exercise unvested options, subject to the Company's right to repurchase unvested shares held at the time of termination of employment. That right was carried over to the 1997 Plan for optionees who held options under the 1996 Stock Option Plan that were reissued under the 1997 Plan, but does not apply to new options granted since April 11, 1997 under the 1997 Plan. As of September 30, 2000, 32,849 shares of common stock were subject to our right of repurchase, and 1,756,443 shares of common stock were available for future option grants, under the 1997 Plan.

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

         In November 1999, the board of directors adopted, and in March 2000, the stockholders approved, the Executive Stock Option Plan. A total of 1,400,000 shares of common stock were authorized for issuance under the plan. On March 15, 2000, the board of directors authorized the grant of options for the purchase of all shares of common stock authorized for issuance under the plan to 7 key senior executives. The options granted under the plan generally vest monthly on a pro rata basis over the next two years. The board of directors does not intend to grant any more options under this stock option plan.

         In connection with options granted in fiscal year 2000, 1999, and 1998, the Company has recorded deferred stock-based compensation of $208,000, $1,223,000 and $768,000, respectively, representing the difference between the exercise price and the fair value of the Company's common stock at the date of grant. Amortization of deferred stock-based compensation of $ 626,000, $559,000 and $227,000 was recognized during the fiscal years ended September 30, 2000, 1999 and 1998, respectively.

         The amortization of deferred employee stock-based compensation combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                                  Year ended
                                                                September 30,
                                                             -------------------
                                                             2000           1999
                                                             ----           ----
Sales and marketing                                          $397           $352
Research and development                                       72             73
General and administrative                                    157            134
                                                             ----           ----
Total                                                        $626           $559
                                                             ====           ====

         The Company's stock option plans and related activity are summarized in the table below:
                                         Year ended                  Year ended                  Year ended
                                     September 30, 2000          September 30, 1999          September 30, 1998
                                -----------------------------------------------------------------------------------
                                                Weighted                     Weighted     Number of    Weighted
                                 Number of     Average        Number of       Average      Exercise      Average
                                  Options    Exercise Price    Options    Exercise Price   Options       Price
                                -----------------------------------------------------------------------------------
Outstanding at beginning of
period                           3,045,869    $    4.41       2,466,694    $    1.32       2,517,670    $    1.20

Granted at market value          9,005,712    $    8.75         848,180    $    7.28         173,362    $    2.10

Granted at less than market
value related to Sitematic
acquisition                        296,718    $    0.33         939,361    $    7.47         167,940    $    2.10

Exercised                       (1,122,761)   $    3.03        (541,498)   $    1.09        (144,410)   $    0.60

Cancelled                       (1,841,165)   $    8.91        (666,868)   $    3.70        (247,768)   $    1.26

Outstanding at end of period     9,383,391    $    7.72       3,045,869    $    4.42       2,466,694    $    1.32

Vested at period end             2,396,488                      973,735                      852,158
Weighted-average fair value
of options granted during the
period with exercise prices
equal to market value at date
of grant                                      $    6.83                    $    5.41                    $    0.66

Weighted-average fair value
of options granted during the
period with exercise prices
less than market value at
date of grant                                 $    5.29                    $    5.65                    $    0.69


                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


The following table summarizes  outstanding and exercisable options at September
30, 2000:
                                      Options Outstanding                              Options Exercisable
                    ---------------------------------------------------------  -------------------------------------
    Range of            Number          Weighted average        Weighted            Number             Weighted
 exercise prices      Outstanding       contractual life        average           Exercisable          average
                                           remaining         exercise price                         exercise price
------------------  ----------------   -------------------  -----------------  ------------------  -----------------
   $  0.12 - 1.65           770,167                  6.76    $          1.25             615,633        $      1.29
      2.10 - 2.94         1,274,315                  9.77               2.89              61,758               2.44
      3.13 - 5.81         1,040,780                  9.82               4.11              34,970               5.49
      5.88 - 6.94         1,301,945                  8.99               6.46             261,243               6.27
      7.00 - 7.13         1,436,878                  9.16               7.12             586,947               7.13
      7.44 - 9.72         1,047,971                  9.00               8.03             246,516               7.68
     9.75 - 13.19         1,305,816                  9.47              12.42             276,962              12.43
    13.44 - 18.06           940,927                  9.25              14.62             292,929              14.51
    18.19 - 40.88           256,592                  9.03              23.98              19,530              22.14
            43.50             8,000                  9.43              43.50                  --                 --
                    ----------------   -------------------  -----------------  ------------------  -----------------
     0.12 - 43.50         9,383,391                  9.12   $            .72           2,396,488         $     7.08

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

         To date, 87,867 shares have been purchased at a weighted average price of $4.97 per share. The weighted average fair market value of the stock purchase rights granted during fiscal 2000 and fiscal 1999 was $4.81 and $2.20, respectively.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

Stock compensation

         The Company accounts for stock-based  compensation  using the intrinsic method. Had compensation expense for the Company's stock compensation plans been determined using the fair-value method, as described by SFAS 123, Accounting for
Stock-Based  Compensation,  pro forma losses for 2000,  1999 and 1998 would have been as follows (in thousands, except per share amounts):
                                                        Year Ended September 30,
                                             --------------------------------------------
                                                 2000            1999           1998
                                             ------------    ------------    ------------
Net income (loss)
     As reported                             $    (33,870)   $    (26,940)   $    (22,224)
     Pro forma                               $    (36,554)   $    (28,011)   $    (22,417)
Net income (loss) per share - basic and
diluted
     As reported                             $      (1.16)   $      (2.40)   $     (12.26)
     Pro forma                               $      (1.25)   $      (2.50)   $     (12.37)

Weighted average common shares outstanding     29,227,545      11,215,118       1,812,484

           The fair value of each  option  grant and share  purchased  under the
Purchase  Plan are  estimated on the date of grant or share  purchase  using the
Black-Scholes option-pricing model with the following assumptions:
                                                        Year Ended September 30,
                                             --------------------------------------------
                                                 2000            1999           1998
                                             ------------    ------------    ------------
Expected volatility                                   100%             85%             85%
Risk-free interest rate                              5.91%          5.875%           6.50%
Dividend yield                                         --              --              --
Expected life in years                                  2               2               4

Expected volatility was calculated using an average of NetObjects share price volatility and the share price volatility of similar companies.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable while the Company's employee stock options have characteristics significantly different from those of traded options. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

8.   Income Taxes

         As  of  September  30,  2000,   1999,  1998,  the  types  of  temporary
differences that give rise to significant portions of the Company's deferred tax assets and liabilities as follows (in thousands):

                                                     Year ended September 30,
                                                 -------------------------------
                                                   2000       1999       1998
                                                 --------   --------   --------
Net operating loss carryforwards                 $ 37,319   $ 29,821   $ 17,506
Research and development credit carryforwards       2,787      1,811      1,649
Accruals and reserves not currently deductible      1,891      1,059      1,767
Depreciation on property and equipment                898        739        488
Other                                                  80       --         --
                                                 --------   --------   --------
      Gross deferred tax assets                    42,975     33,430     21,410
                                                 --------   --------   --------
Valuation allowance                               (42,003)   (33,430)   (21,410)
                                                 --------   --------   --------
Total deferred assets                                 972       --         --
Deferred tax liabilities -acquired intangibles       (972)      --         --
                                                 --------   --------   --------
Net deferred tax asset, net of deferred tax
liabilities                                      $   --     $   --     $   --
                                                 ========   ========   ========


         The Company has recorded a valuation allowance on its deferred tax assets due to uncertainty of future realization of such amounts. The valuation allowance increased by approximately $9.5 million from fiscal 1999 to fiscal 2000, and by $12.0 million from fiscal 1998 to fiscal 1999.

         As of September 30, 2000, the Company had net operating loss carryforwards of $93 million and $63 million for federal and state income tax purposes, respectively. The federal tax loss carryforwards expire in years 2012 through 2020, while the state tax loss carryforwards expire in the year 2006. As of September 30, 2000 the Company has research and development credit carryforwards for federal and state tax purposes of approximately $1.5M and $1.2M respectively. The federal research and development credit carryforwards expire in the years 2012 through 2020. The state research and development credits can be carried forward indefinitely.

         Federal and California tax laws impose substantial restrictions on the utilization of net operating loss carryforwards in the event of an "ownership change" as defined in section 382 of the Internal Revenue Code. If NetObjects has an ownership change, NetObjects' ability to utilize the net operating loss carryforwards could be significantly reduced.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


         The Company's actual tax expense for the years ended September 30, 2000, 1999, and 1998 differs from the benefit at the federal statutory tax rate of 34%, as follows (in thousands):

                                                    Year ended September 30,
                                                    ------------------------
                                                  2000       1999        1998
                                                -------     -------     -------
Statutory federal income tax benefit            ($9,878)    ($9,243)    ($7,556)
Losses not benefited                              9,878       9,243       7,556
State taxes                                           2           1           1
Foreign taxes                                        80          43          59
                                                -------     -------     -------
                                                $    82     $    44     $    60
                                                =======     =======     =======

         The components of income taxes for the years ended September 30, 2000, 1999, and 1998 are as follows (in thousands):

                                                   Year ended September 30,
                                                   ------------------------
                                               2000          1999           1998
                                               ---            ---           ---
Current:
   Foreign                                     $80            $43           $59
   State                                         2              1             1
                                               ---            ---           ---
Total                                          $82            $44           $60
                                               ===            ===           ===

9.     Commitments

         Purchase Commitments

         During December, 1999, the Company entered into a marketing and hosting services agreement with Concentric Networks Incorporated related to the provision of co-marketing, internal hosting, and external Fusion 5.0 customer hosting services. Under the terms of the contract, the Company is obligated to pay $6.0 million over the twenty-two month period of the contract through the combined utilization of hosting services and hardware purchases. As of September 30, 2000 the Company had paid approximately $3.3 million and has $2.7 million in future minimum payments due in equal quarterly installments during the year ended September 30, 2001.

         Operating leases

     Total rental expense for operating leases was approximately $948,000, $686,000, and $683,000 for the years ended September 30, 2000, 1999, and 1998, respectively. Future minimum rental payments under noncancelable leases are approximately $1,390,000 $1,246,000, and $483,000 for the years ended September 30, 2001, 2002, and 2003, respectively. As of September 30, 2000 and 1999, approximately $407,000 and $360,000 respectively, of the Company's cash balance is pledged as security for a lease line for furniture and fixtures.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements


10.  Segment and Geographic Information

         The Company conducts its business in two distinct segments: Enterprise and Small Business Online. The products of the Enterprise segment are targeted toward the large business intranet and content management markets. The principal products of the Enterprise segment are NetObjects Collage, which was launched in March 2000, and NetObjects Authoring Server. The products of the Small Business and Online segment are targeted at small businesses that would like to establish a Web site or upgrade an existing site. The principal products of the Small Business and Online segment are NetObjects Fusion and, as of the October 1999 acquisition of Sitematic, Corp., GoBizGo.com. In October 2000, The Company added the NetObjects Matrix Platform to the Small Business and Online segment's line of products.

         The Company uses a direct sales force to distribute NetObjects Collage and NetObjects Authoring Server domestically and uses resellers in international markets. The Company distributes NetObjects Fusion, GoBizGo and Matrix through resellers, distributors, and a dedicated Web site.

         The Company's Chief Operating Decision Maker (CODM) is the Chief Executive Officer. During fiscal 2000, the CODM received only revenue information on a disaggregated basis for the Company's two segments. All other operating information was prepared on a basis consistent with the consolidated statement of operations.

Revenue information for the Company's two segments is as follows:

              For the twelve month period ended September 30, 2000

                                             Small Business &        Enterprise
                                             Online Markets            Markets          Total NetObjects
                                               -----------           -----------           -----------
Revenues:
         Domestic license and online           $     9,106           $     5,174           $    14,280
         International license                       7,889                 1,119                 9,008
         Domestic service                                -                 3,479                 3,479
         International service                           -                 1,012                 1,012
         IBM license                                 6,193                   246                 6,439
                                               -----------           -----------           -----------
Total Revenue                                  $    23,188           $    11,030           $    34,218
                                               ===========           ===========           ===========

         In the Small Business and Online segment, three customers accounted for approximately 66% of the revenue for the twelve months ended September 30, 2000. In the Enterprise segment one customer accounted for approximately 8% of the revenue for the twelve months ended September 30, 2000. The accounting policies of each segment are the same as those described in the summary of significant accounting policies.

         For the twelve months ended September 30, 2000 revenues for the Small Business Online segment were concentrated in the United States and Europe, representing approximately $15.7 million and $7.8 million, respectively. License fees for the Enterprise segment were concentrated in the United States and Europe, representing approximately $8.5 million and $2.0 million, respectively.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

              For the twelve month period ended September 30, 1999


                                             Small Business &        Enterprise
                                             Online Markets            Markets          Total NetObjects
                                               -----------           -----------           -----------
Revenues:
         Domestic license and online            $    6,915            $    2,195            $    9,110
         International license                       4,437                    18                 4,455
         Domestic service                                -                 1,463                 1,463
         International service                           -                   716                   716
         IBM license                                 3,689                     -                 3,689
         IBM Service                                 2,782                     -                 2,782
                                               -----------           -----------           -----------
Total Revenue                                    $  17,823            $    4,392             $  22,215
                                               ===========           ===========           ===========

         In the Small Business and Online segment, one customer accounted for approximately 36% of the revenue for the twelve months ended September 30, 1999. There were no significant customer concentrations in the Enterprise segment.

         For the twelve months ended September 30, 1999, revenues for the Small Business & Online segment were concentrated in the United States and Europe, representing approximately $13.4 million and $4.4 million, respectively. Sales for the Enterprise segment were concentrated in the United States and Europe, representing approximately $3.7 million and $0.7 million, respectively.

         The Company did not begin selling NetObjects Authoring Server until September 1998 and did not begin operating in two segments until the end of fiscal 1999. As a result, a comparison with previous fiscal years would not be meaningful.

11.  IBM Relationship

         Sales and Service Agreements with IBM

         The Company has entered into a Master License Agreement, as amended, whereby IBM could sublicense the Company's software products in exchange for royalty payments, the Company agreed to integrate certain of the Company's software products into IBM's WebSphere software products as part of a service agreement with IBM, for which the Company was to be paid an amount not to exceed $5.3 million, and the Company's products were to be bundled with Lotus products in connection with certain promotional programs, in exchange for royalty payments. The promotion period began on January 1, 1999 and ended on December 31, 1999. There were no significant amendments during the fiscal 2000.

          During the year ended September 30, 2000, 1999 and 1998, the Company recognized license revenue from IBM of approximately $6.4 million, $3.7 million and $2.7 million, respectively. During the year ended September 30, 2000, the Company did not recognize any service revenue related to IBM. Service revenue from IBM for the years ended September 30, 1999, and 1998 was $2.8 million and $2.9 million, respectively.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Debt and Equity Financing from IBM

         IBM acquired controlling interest of NetObjects on April 11, 1997, receiving 10,495,968 shares of Series E convertible preferred stock at $6.68 per share. This represented about 80% of the Company's voting securities at that time. In connection with this transaction, the Company issued a warrant to IBM to purchase up to 3,482,838 shares of Series E convertible preferred stock at an exercise price of approximately $6.68 per share. This warrant for common stock expired April 11, 2000. The Series E preferred stock issued to IBM when they acquired 80% of the Company voting shares was converted to common stock at the Company's IPO.

         In December 1997, the Company obtained a line of credit from IBM Credit Corp. that was eventually increased to a total of $19 million. In connection with this line, the Company issued warrants to purchase 83,333 shares of Series F convertible preferred stock at $10.80 per share to IBM Credit Corp. This note was repaid with proceeds from the Company's initial public offering in May 1999. The warrant is currently exercisable for common stock and expires December 23, 2002. In connection with the warrant issuance, the Company recorded interest expense of $535,000, which appears on the statement of operations as a portion of the accretion of discount on debt to IBM, has been fully amortized as of September 30, 1999.

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

         From February 1999 through March 1999, the Company borrowed an additional $3.4 million from IBM at an interest rate of 10% per annum, for which IBM received warrants to acquire 51,335 shares of Series E-2 preferred stock at $6.68 per share. In April 1999, the Company borrowed an additional $2 million from IBM under the Convertible Note and Warrant Purchase Agreement. The Company repaid both notes with proceeds of its IPO. The warrant is currently exercisable for common stock and expires February 19, 2004. In connection with the warrant issuance, the Company recorded interest expense of $432,000, which appears on the statement of operations as a portion of the accretion of discount on debt, has been fully amortized as of September 30, 1999.

         As of September 30, 2000 IBM held 15,205,522 shares of the Company's common stock and warrants to purchase an additional 336,528 shares of common stock. If all outstanding warrants were exercised, IBM would own approximately 49% of the Company's common stock. All of these warrants may be exercised by foregoing the receipt of that number of shares of common stock that would otherwise have been issued upon exercise, equal in value to the exercise price of all warrants exercised.

12.  Other Related Party Transactions

         On April 17, 2000 and September 28, 2000, the Company issued two shareholder notes receivable for a total of $575,000. The notes are unsecured and accrue interest at 6.45% per annum, and are due in full in two years from the date of issuance. The shareholder has agreed to pay the amount due from net proceeds, after payment of commissions, of the sale of his shares of the Company's common stock.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

13.  Acquisitions and Investments

Acquistions

     On October 4, 1999, the Company acquired Sitematic Corporation, an application services provider (ASP) that offers e-business solutions for small businesses. Under the terms of the acquisition, which was accounted for as a purchase, the Company exchanged approximately two million shares of common stock for all issued and outstanding Sitematic equity.

     In addition to the exchange of its preferred shares with the Company's common stock, Sitematic preferred shareholders received approximately $1.6 million in cash for their shares. All issued and outstanding Sitematic options were converted into options to purchase 267,506 shares of the Company's common stock.

     Sitematic's operating results for the year ended September 30, 1999 included revenue of approximately $0.2 million and a net loss of approximately $2.6 million.

     Total consideration, including transaction costs of approximately $0.5 million, was $15.5 million. Allocation of the purchase price in excess of Sitematic Corporation's net book value resulted in the addition of $15.7 million in intangible assets to the Company's balance sheet, of which about $14.1 million represents goodwill. The goodwill and intangible assets are being amortized on a straight-line basis over an estimated useful life of 2 years.

     During July 2000, the Company acquired Rocktide, Inc.; a developer of an embedded ASP platform and an embeddable online Web builder. Under the terms of the acquisition which was accounted for as a purchase, the Company exchanged approximately $458,000 shares of its common stock for the 8,625,000 issued and outstanding Rocktide common stock.

     In addition to the exchange of its common stock with the Company's common stock, Rocktide common stockholders received approximately $400,000 in cash for their shares. All issued and outstanding Rocktide options were converted into options to purchase 29,213 shares of the Company's common stock.

     Rocktide as of the date of acquisition has not yet generated any revenues and had incurred a net loss of approximately $135,000 for the six month period, from inception, to the date of acquisition.

     Total consideration including transaction costs of $67,000, was $4.2 million. Allocation of the purchase price that was in excess of Rocktide Inc.'s net book value resulted in the write-off of $1.4 million representing in-process research and development and the addition of $2.8 million in intangible assets to the Company's balance sheet, of which $2.6 million represents goodwill.

     The following unaudited pro forma information presents a summary of the Company's consolidated results of operations including the acquired ASP business of Sitematic and the embeddable Web business of Rocktide as if the acquisitions had occurred on October 1, 1998.

                       NETOBJECTS, INC. AND SUBSIDIARIES
                        (a subsidiary of IBM corporation)
                   Notes to Consolidated Financial Statements


In thousands except per share data               Year ended September 30
                                                    2000             1999
Revenues                                          34,218           22,418
Net Earnings                                     (33,577)         (40,397)
Net Earnings per share                             (2.45)           (2.95)


         These unaudited pro forma results have been prepared for comparative purposes and do not purport to be indicative of operations which, would have actually resulted had the combinations been in effect on October 1, 1998 or of future results of operations.

         On October 18, 2000, the Company signed an agreement to acquire all of the shares of privately held MyComputer.com, Inc. of Orem, Utah for approximately $51 million of common stock and cash, and to pay up to $6 million in additional shares of common stock based on future performance of the acquired business. Under the agreement, the Company agreed to advance interim operating funds to MyComputer, depending upon the length of time between the date of the agreement and the closing. The Company also agreed to reimburse up to $300,000 for legal, accounting and other expenses of MyComputer relating to the transaction; if the transaction failed to close by December 1, 2000. (See note
14)

Investments

         On September 29, 2000, the Company entered into an agreement with IBIZU, Inc. a private company (IBIZU) pursuant to which the Company acquired a preferred equity interest in IBIZU in exchange for the transfer of certain technology rights developed by the Company. The investment has been accounted for under the equity method of accounting. As of September 30, 2000, the Company recorded no basis for the carrying value of this investment. See Note 2.

14.  Subsequent Events

     Sale of Enterprise Division

         On December 21, 2000 the Company signed an option and license agreement under which it received $4 million in cash for an exclusive option to purchase the Enterprise Division for $18 million. If the sale is completed, the option payment will be credited in full towards the purchase price. The option to acquire the Enterprise division will expire on January 5, 2001, if a definitive agreement for the purchase of the Enterprise Division has not been signed by that date, or by such later date as may be agreed upon by both companies. If the acquisition is not completed, the potential acquirer will have a three-year license to distribute NetObjects Collage and the $4 million option payment will be credited against future royalty payment obligations under the license agreement. Completion of the acqisition is subject to the negotiation and execution of a definitive agreement, which would be subject to customary closing conditions. Accordingly, there can be no assurances that the sale of the Enterprise division will occur.

     Issuance of Promissory Note to IBM

         In December 2000, the Company issued a promissory note to IBM corporation for $750,000 at an annual interest rate of 10%. The note is currently due and payable.

     Termination of MyComputer.com Transaction

         In December 2000, the agreement and the proposed acquisition of MyComputer.com, Inc. were terminated. The Company loaned a total of $2.25 million to MyComputer under this agreement. All of the loans were made under notes bearing interest at the prime rate and maturing on October 18, 2001. The Company will forgive $375,000 of this indebtedness upon termination of the agreement, as provided by its terms. The remaining indebtedness, which totals $1.875 million, will convert into MyComputer preferred stock that is issued in an equity financing of at least $15.0 million prior to October 18, 2001. The Company has not received notice from MyComputer of any such financing and cannot be assured that MyComputer will receive such financing or will be able to repay the notes issued to the Company.


                 Schedule II - Valuation and Qualifying Accounts
                                          BALANCE AT              ADDITIONS
                                         BEGINNING OF            CHARGED TO                                   BALANCE AT
                                            PERIOD                 EXPENSE             DEDUCTIONS            END OF PERIOD
                                      -------------------- -- ------------------ -- ------------------ -- --------------------
Accounts Receivable Reserve
Year ended September 30, 1998                 756                    4,691                (3,184)                2,263
Year ended September 30, 1999               2,263                    1,698                (3,053)                  908
Year ended September 30, 2000                 908                    2,372                (1,965)                1,315

                                      F-28
