Form 10-K/A
period 2000-09-30
NETOBJECTS INC
filed 2001-01-29
CIK 1009386

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 AMENDMENT NO. 1
                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2000
                         Commission File Number -0-25427

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

               Registrant's telephone number, including area code:
                (650) 482-3200 Securities registered pursuant to
                            section 12(b) of the Act:

                                                   (Name of Each Exchange on
               (Title of Each Class)                   Which Registered)
            ---------------------------          ----------------------------
                      None                                   None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, par value $.01

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

      As of December 31, 2000, Registrant had outstanding 31,687,043 shares of Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

      The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Form 10-K is incorporated from the registrant's Proxy Statement for its Annual meeting of Stockholders.

================================================================================

                                TABLE OF CONTENTS

                                    Part III

Item 10.  Directors and Executive Officers...................................  1

Item 11.  Executive Compensation.............................................  5

Item 12.  Share Ownership.................................................... 11

Item 13.  Certain Relationships and Related Transactions..................... 13

Signatures      ............................................................. 16



Item 10.  Directors and Executive Officers of the Registrant

Directors

         The Company's bylaws provide that the number of Directors shall be six until changed by approval of the stockholders or a majority of the Directors. Each Director is elected to serve until the next annual meeting of stockholders and until the election and qualification of his or her successor or his or her earlier resignation or removal.

         The names of the Company's Directors as of September 30, 2000 and certain information about them are set forth below:

Name                         Age          Positions with the Company
----                         ---          --------------------------
Samir Arora                  35           Chairman of the Board, Chief Executive
                                          Officer and President
Robert G. Anderegg           51           Director
Lee A. Dayton                57           Director
Blake Modersitzki            34           Director
Michael D. Zisman            51           Director

         Samir Arora has served as Chairman of the Board, Chief Executive Officer and President since the Company's inception in November 1995. In 1992, Mr. Arora founded Rae Technology, a provider of software applications and from 1992 through November 1995 served as its CEO. From 1986 to 1992, Mr. Arora served in several management roles at Apple Computer, Inc. Mr. Arora holds a diploma in sales and marketing from the London Business School and attended INSEAD, France and BITS, India. Samir Arora is the brother of Sal Arora, who was the Company's Chief Technology Architect and Vice President, Engineering Desktop Products and Online Services until October 2000.

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

         Lee A. Dayton has been a Director of the Company since April 11, 1997. Mr. Dayton is Vice President, Corporate Development and Real Estate at IBM. He has been appointed to serve on the Board of Directors by IBM as one of its representatives. Mr. Dayton has held various management positions at IBM since he joined in 1965 as a systems engineer. Mr. Dayton also is a director of Riverdeep Group plc and numerous other wholly-owned subsidiaries of IBM on whose Boards he is appointed to serve by IBM as one of its representatives. Mr. Dayton holds a B.S. in Engineering from Northwestern University.

         Blake Modersitzki has been a director of the Company since January 2000. He has been an employee of Novell, Inc. for the past five years. He is presently Vice President, Novell Ventures and Strategic Business Development, in which position he has served since March 1998. He served as Business Development Director from January 1997 to March 1998 and Senior Manager, Sales and Marketing for Small Business Networks from May 1995 to January 1997. Mr. Modersitzki holds a B.S. in Economics from Brigham Young University.

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

         John Sculley served as a Director of the Company from December 20, 1996 until December 7, 2000.

Executive Officers

         The names of, and certain information regarding, executive officers of the Company as of September 30, 2000 who are not Directors of the Company are set forth below. The executive officers serve at the pleasure of the Board of Directors and the Chief Executive Officer.

Name                       Age         Positions with the Company
----                       ---         --------------------------
Russell F. Surmanek        43          Executive Vice  President, Finance and
                                       Operations and Chief  Financial Officer
Mark Patton                43          Executive Vice President, Products and
                                       Services
Steven Mitgang (1)         39          Executive Vice President, Small Business
                                       and Corporate Marketing
Jack Rotolo                40          Executive Vice President, Worldwide Sales

(1)  Mr. Mitgang is resigning from the Company effective February 1, 2001.

         Russell F. Surmanek has served as Executive Vice President, Finance & Operations, and Chief Financial Officer since April 1999. From 1990 to 1999, Mr. Surmanek served in several senior financial management positions at Oracle Corporation, most recently as Vice President, Finance & Administration, Worldwide Operations. From 1989 to 1990, Mr. Surmanek was Controller, North America Sales & Support for International Computers Limited (ICL). From 1983 to 1989, Mr. Surmanek held various financial management positions at Racal-Milgo, Inc., a data communications equipment manufacturer. From 1981 to 1983, Mr. Surmanek held various finance positions at Northern Telecom, Inc. Mr. Surmanek holds a B.S. in Business Administration from the State University of New York at Buffalo, and an M.B.A. from the University of Michigan.

         Mark Patton was appointed Executive Vice President, Products and Services in April 2000, having served as General Manager, Small Business Markets since October 1999, and Senior Vice President, Worldwide Sales and Corporate Marketing from December 1996 to October 1999. From February 1995 to November 1996, Mr. Patton was Vice President and General Manager of the Digital and Applied Imaging Division at Eastman Kodak, Inc. From February 1994 to February 1995, Mr. Patton was Vice President and General Manager, American Division at Logitech, Inc., a computer peripheral products manufacturer. From August 1985 to February 1994, Mr. Patton held various sales management positions at Apple
Computer, Inc. Mr. Patton holds a B.A. in Speech Communication from the University of Washington.

         Steven Mitgang was appointed Executive Vice President, Small Business and Corporate Marketing in October 1999. Prior to joining the Company, Mr. Mitgang was Senior Vice President of Marketing and Business Development at Sitematic from August 1998. From December 1995 to August 1998, Mr. Mitgang was Senior Vice President of Marketing for Jostens Learning Corporation, a curriculum software company. Mr. Mitgang held executive-level positions with the Upper Deck Company from August 1991 to January 1995 and with Reebok International from August 1989 to August 1991. From June 1984 to August 1989, Mr. Mitgang managed accounts in the New York office of Chiat/Day Advertising. Mr. Mitgang holds an A.B. in Architecture from the University of California, Berkeley.

         Jack Rotolo was appointed Executive Vice President, Worldwide Sales in July 1999. From March 1997 until July 1999, Mr. Rotolo was Vice President, Worldwide Sales. Prior to joining the Company, Mr. Rotolo was senior manager of Apple Computer's consumer markets solution development organization from September 1993 to February 1996. While at Apple, Mr. Rotolo also managed the business, consumer and higher education channel strategy organization and held various sales management positions in the reseller operations group. Before joining Apple, Mr. Rotolo worked as regional manager for Pepsi-Cola Bottling Group. He holds a B.S. in Finance from the University of Dayton.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16 of the 1934 Act, as amended, requires the Company's officers, directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of all such forms they file. Based on the Company's review of the forms it has received and on written representations from certain reporting persons that no such forms were required for them, the Company believes that IBM and Samir Arora each failed to timely file a required report on Form 4 during the fiscal year ended September 30, 2000. These reports were filed in September 2000 and November 2000, respectively.

Item 11.  Executive Compensation

Summary Compensation Table

         The following Summary Compensation Table sets forth summary information as to compensation  received by (i) the Company's Chief Executive Officer,  (ii)
each of the four other  most  highly  compensated  persons  who were  serving as executive  officers of the Company as of September  30, 2000 and (iii) two other individuals who would have been among the four most highly compensated  officers if they had been  executive  officers  at  year-end  (collectively,  the  "named executive  officers"),  for services  rendered to the Company in all  capacities during the three fiscal years ended September 30, 2000.
                                                                                                                 Long-Term
                                                                                                                Compensation
                                                                                                                 ----------
                                                                    Annual Compensation                            Awards
                                                                                                                 Securities
                                                                                                                 Underlying
                                                                                                Other            Options/SARs
Name and Principal Position            Fiscal Year           Salary         Bonus           Compensation           (number)
Samir Arora
Chairman of the Board, Chief              2000             $ 218,164      $ 84,260          $      ---           1,200,000
Executive Officer and President           1999               183,129        55,987                 ---                 ---
                                          1998               175,338        47,434                 ---                 ---

Russell F. Surmanek
Executive Vice President, Finance         2000               232,556       200,000           1,591,387             610,000
and Operations, Chief Financial           1999               108,447       113,750                 ---             235,000
Officer                                   1998                   ---           ---                 ---                 ---

Jack Rotolo  (1)                          2000               192,897        82,652           2,092,348             540,000
Executive Vice President,                 1999               119,923        53,774                 ---             166,666
Worldwide Sales                           1998               135,683         9,840                 ---              17,666

Mark Patton
Executive Vice President and              2000               202,167        42,005             776,613             580,000
General Manager, Small Business Markets   1999               162,525       105,754                 ---              71,666
                                          1998               150,000        35,555                 ---                 ---




Steven Mitgang
Executive Vice President, Small           2000               149,002        33,711                 ---             660,294
Business and Corporate Marketing          1999               108,447           ---                 ---                 ---
                                          1998                   ---           ---                 ---                 ---

Peter Shaw (2)
Executive Vice President,                 2000               163,390        54,000                 ---             100,000
Corporate Development

Morris Taradalsky (3)                     2000               139,302        46,537             311,397                 ---
Executive Vice President and              1999               176,073        24,343                 ---              63,333
General Manager, Enterprise Division      1998               166,048        86,095                 ---                 ---

(1)  Mr. Rotolo became an executive  officer in August 1999, and the 1999 figures reflect his  compensation for the entire year.
(2)  Mr. Shaw was not employed as an executive  officer at the Company  prior to fiscal year 2000 and resigned from the Company on April 14, 2000.
(3)  Mr. Taradalsky resigned from the Company on January 1, 2000.

Option Grants in Last Fiscal Year

         The following table provides information regarding the grant of stock options during fiscal year 2000 to the named executive officers.
                                             Individual Grants


                                        % of Total                                       Potential Realizable Value at Assumed
                                           Options                                      Annual Rate of Stock Price Appreciation
                      Number of Shares   Granted to    Exercise                                     for Option Term (9)
                       Underlying      Employees in    Price         Expiration        -----------------------------------------
        Name           Options (1)         Fiscal     ($/share)          Date                   5%                   10%
--------------------------------------------------------------------------------------------------------------------------------
Samir Arora              33,293(5)           1%       $  6.312         10/01/09            $ 132,159.32        $   334,856.87
                        166,707(5)           3           6.312         10/01/09              661,757.25          1,677,022.81
                        200,000(2)           3           7.125         11/08/09              896,174.84          2,271,083.01
                        400,000(4)           6          13.187         04/25/10            3,317,293.38          8,406,672.73
                        400,000(6)           6           2.937         08/22/10              738,825.41          1,872,328.64

Russell F. Surmanek     160,000(5)           3           6.312         10/01/09              635,133.26          1,609,552.39
                        200,000(2)           3           7.125         11/08/09              889,174.84          2,271,083.01
                         50,000(4)           1          12.125         04/24/10              381,267.37            966,206.37
                        200,000(6)           3           2.937         08/22/10              369,412.70            936,164.32

Jack Rotolo              10,394(5)           0           6.312         10/01/09               41,259.84            104,560.55
                         79,606(5)           1           6.312         10/01/09              316,002.62            800,812.67
                        200,000(3)           3           7.125         11/08/09              896,174.84          2,271,083.01
                         50,000(4)           1          12.125         04/24/10              381,267.37            966,206.37
                        200,000(6)           3           2.937         08/22/10              369,412.70            936,164.32

Mark Patton               3,456(5)           0           6.312         10/01/09               13,754.60             34,856.87
                        126,535(5)           2           6.312         10/01/09              502,291.17          1,272,904.44
                        200,000(2)           3           7.125         11/08/09              896,174.84          2,271,083.01
                         50,000(4)           1          12.125         04/24/10              381,267.37            966,206.37
                        200,000(6)           3           2.937         08/22/10              369,412.70            936,164.32

Steven Mitgang          100,294(2)           2           0.230         10/04/09            1,110,218.68          1,781,501.41
                         43,245(2)           1           6.937         10/04/09              188,662.45            478,107.70
                        106,755(2)           2           6.937         10/04/09              465,733.85          1,180,261.02
                        200,000(2)           3           7.125         11/08/09              896,174.84          2,271,083.01
                         10,000(4)           0          12.125         04/24/10               76,253.47            193,241.27
                        200,000(6)           3           2.937         08/22/10              369,412.70            936,164.32




Peter Shaw (8)           14,415(7)           0           6.937         10/04/09               62,887.48            159,369.23
                         85,585(7)           1           6.937         10/04/09              373,376.72            946,209.91

Morris Taradalsky (8)     5,941(5)           0           6.312         10/01/09               23,583.29             59,764.69
                        124,059(5)           2           6.312         10/01/09              492,462.48          1,247,996.62
                        200,000(2)           3           7.125         11/08/09              896,174.84          2,271,083.01

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

(2)   Options to purchase shares vest as to 25% at the end of the first year, with the remainder vesting in 36 equal monthly installments.

(3)   Options vest in 12 equal monthly installments.

(4)   Options vest in 24 equal monthly installments.

(5)   Options vest in 36 equal monthly installments.

(6)   Options vest in 48 equal monthly installments.

(7)   In the event of  termination  without  cause  during the first year of  employment,  50% of the unvested shares  granted  pursuant to the option  shall  accelerate  and become  vested.  This  acceleration  was triggered on April 14, 2000 due to Mr. Shaw's  termination.  The original vesting schedule was set forth in footnote 2 above.

(8)   Unvested  options were  cancelled due to the  termination  of the option  holder's  employment  with the
      Company.

(9)   Amounts represent  hypothetical  gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock price appreciation of 5% and
      10% compounded  annually from the date the respective options were granted to their expiration date. The gains shown are net of the option  exercise  price,  but do not include  deductions  from taxes or other expenses  associated  with the exercise of the option or the sale of the underlying  shares.  The actual gains,  if any, on the  exercise of stock  options will depend on the future  performance  of the Common
      Stock, the option holder's continued  employment  throughout the option period and the date on which the options are exercised.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values

         The  following  table  provides  information  regarding  the  aggregate exercises of options by each of the named executive officers. In addition,  this
table   includes  the  number  of  shares  covered  by  both   exercisable   and
unexercisable  stock  options  as of  September  30,  2000,  and the  values  of
"in-the-money"  options,  which values represent the positive spread between the exercise  price  of any  such  options  and the  fiscal  year-end  value  of the
Company's Common Stock.


                                                            Number of Securities Underlying           Value of the Unexercised
                                                             Unexercised Options at Fiscal          In-The-Money Options Fiscal
                                                                      Year-End                            Year-End (2)
                             Shares
                           Acquired on        Value
       Name                Exercise        Realized (1)      Exercisable       Unexcersiable     Exercisable        Unexercisable
Samir Arora                     ---                ---          432,985            992,015       $291,957.24        $ 115,117.78

Russell F. Surmanek          50,000      $1,591,387.49          232,640            562,360            783.40           36,816.61

Mark Patton                  61,040       1,671,087.37          153,942            488,324         34,635.94           57,447.59

Jack Rotolo                  73,050       2,516,941.58          258,978            402,020          9,871.01           49,964.85

Steven Mitgang               62,147         908,801.57          121,462            476,685         93,073.11           54,962.47

(1)   Based upon the fair market  value of the  purchased  shares on the exercise  date less the exercise  price paid for the shares.
(2)   Based upon the fair market value of the  Company's  Common Stock,  $3.125,  which was the closing price on
      September 30, 2000, less the exercise price paid for the shares.

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

         Mr. Modersitzki has received this automatic option grant. During the fiscal year, the Company reimbursed John Sculley for certain expenses incurred to attend Board of Directors meetings.

Employment Contracts, Termination of Employment and Change-in-Control Agreements

         On November 8, 1999 the Compensation Committee of the Board of Directors approved the issuance of new options to purchase a total of 200,000 shares each to Mesrrs. Samir Arora, Surmanek, Taradalsky, Patton, Gagan Arora, Mitgang and Rotolo at a price of $7.125 per share. These options vest monthly based on continued employment with the Company over the following 24 months, except for Mr. Rotolo's options which vest ratably over 12 months. If the Company is acquired by another company and the employment of either Messrs. Surmanek, Mitgang or Rotolo is terminated other than for cause within 12 months following such acquisition, the options granted to him will automatically accelerate upon such termination to provide for vesting of 100% of the shares. The options have a term of 10 years and an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. All of these option grants are nonstatutory stock options and are subject to the terms of an Executive Stock Option Agreement.

         The Company entered into an employment agreement with Russell F. Surmanek, Executive Vice President, Finance and Operations and Chief Financial Officer, as of April 5, 1999. The employment agreement initially had a term of 24 months, but was amended as of December 1, 2000 to extend the term by one year. Under the agreement, Mr. Surmanek is entitled to receive an annual salary of $220,000 plus a 15% sales target bonus payable semi-monthly, 20% of his annual salary as an annual fiscal year bonus, and a starting bonus of $100,000. If Mr. Surmanek's employment is terminated without cause before April 5, 2002, he is entitled to be paid the remaining salary which would have been payable during the term, including pro-rata bonus amounts. Additionally, under the agreement the Company granted options to purchase 235,000 shares of Common Stock to Mr. Surmanek. If Mr. Surmanek's employment is terminated for any reason, other than for cause, the agreement provides for the acceleration of vesting of his stock options so that 65% of the shares underlying the options will be vested as of the date of termination. If the company is acquired by another company, the vesting of Mr. Surmanek's stock options also will accelerate by one calendar year, or as necessary to provide for vesting of at least 65% of the shares underlying the options as of the date of the acquisition.

Loans to Officers and Directors.

         In April 2000, the Company advanced $250,000 and in September 2000, the Company advanced another $250,000 to Samir Arora, each advance evidenced by a promissory note bearing interest at 6.45%, the applicable federal rate as defined in Section 1274(d) of the Internal Revenue Code of 1986, as amended (the "Code"). The notes are due in full two years from the date of issuance. Prior to the due date, under the terms of each promissory note, Mr. Arora is obligated to repay any net proceeds from the sale of any of his shares of Common Stock of the Company until the principal sum and all accrued and unpaid interest thereon has been paid in full.

         In August 2000, the Company advanced $75,000 to Steven Mitgang, evidenced by a promissory note bearing interest at 7.00%, the applicable federal rate as defined in Section 1274(d) of the Code. The note was due in full two years from the date of issuance and was secured by a pledge of stock upon exercise of stock options to purchase 25,000 shares of Common Stock. Prior to the due date, under the terms of the promissory note, Mr. Mitgang was obligated to repay the advance only from certain proceeds from the sale of 25,000 shares to be acquired upon the exercise of stock options.

         In October 1999, the Company advanced $200,000 to Russell F. Surmanek, evidenced by a promissory note bearing interest at 5.42%, the applicable federal rate as defined in Section 1274(d) of the Code. The note was due in full two years from the date of issuance. Prior to the due date, under the terms of the promissory note, Mr. Surmanek was obligated to repay the advance only from certain proceeds from the sale of 15,000 shares to be acquired upon the exercise of stock options.

Mr. Surmanek repaid the principal and accrued interest under the note to the Company in full on March 28, 2000.

Contractual Arrangements

         The Company is a party to a voting agreement with IBM that provides that IBM will vote its shares of voting stock in a way that limits the number of IBM representatives on a six-member board of directors to three, notwithstanding IBM's right to elect a greater number of directors under the Delaware General Corporation Law. The agreement defines an IBM representative as an officer, director or other agent or employee of IBM, IBM's subsidiaries or any other entity controlled by IBM, other than the Company. The voting agreement also obligates the Company and IBM to maintain a board of directors consisting of six members unless the holders of a majority of outstanding voting stock, excluding IBM's shares, approve an amendment to the Company's amended and restated bylaws or restated certificate of incorporation to change the size of the board. The voting agreement remains in effect until IBM holds less than 45% of the Company's voting securities on a fully-diluted basis (as defined in the IBM Voting Agreement) for a period of 180 consecutive days. As of December 31, 2000, IBM held approximately 48.5% of the Company's voting securities as calculated on this fully-diluted basis, which takes into account outstanding warrants and options to purchase shares of Common Stock. While the IBM voting agreement remains effective, it may allow IBM's representatives on the Board of Directors to control any determinations with respect to most material transactions outside the ordinary course of our business, including mergers or other business combinations, the acquisition or disposition of our assets, future issuances of the Company's equity or debt securities and the payment of dividends. IBM's current representatives on the Company's Board of Directors are Lee A. Dayton, Robert G. Anderegg and Michael D. Zisman.

         In addition, as there is currently one vacancy on the Company's Board of Directors, the IBM representatives represent a majority of the directors. If the voting agreement expires, IBM could still control or have the power to control determinations of the type described in the preceding paragraph.

Compensation Committee Interlocks and Insider Participation

         The Company's Board of Directors has a standing Compensation Committee. The Compensation Committee currently has two members who served as a member during the previous fiscal year: Lee A. Dayton and John Sculley. Neither Messrs. Dayton or Sculley was an officer or employee of the Company during the fiscal year or prior thereto, or had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth information as of December 31, 2000 concerning the ownership of Common Stock by (i) each stockholder of the Company known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each current member of the Board of Directors of the Company, (iii) each executive officer of the Company named in the Summary Compensation Table appearing under "Executive Compensation" below and (iv) all current Directors and executive officers of the Company as a group.




Name and Address                                                   Shares Beneficially Owned (1)
                                                                   Number                Percent
International Business Machines Corporation (2)
         New Orchard Road
         Armonk, NY 10504
                                                                 15,542,050                48.5%
Current Directors:

Samir Arora (3)                                                   2,137,779                  6.6
Robert G. Anderegg                                                      ---                  ---
Lee A. Dayton                                                           ---                  ---
Blake Modersitzki (4)                                                 5,417                    *
Michael D. Zisman                                                       ---                  ---

Named Executive Officers who are not Directors:
Russell F. Surmanek (5)                                             355,919                  1.1
Mark Patton (6)                                                     342,881                  1.1
Jack Rotolo (7)                                                     381,251                  1.2
Steve Mitgang (8)                                                   198,794                    *

All Executive Officers and Directors as a group (9 persons) (9)   3,442,041                 10.2

Peter Shaw (10)                                                     465,457                 1.47
Morris Taradalsky (11)                                              133,425                    *

* Represents beneficial ownership of less than 1% of the Company's Common Stock.

(1) The number of shares of common stock issued and outstanding on January 2, 2001 was 31,687,043. Warrants are assumed to be exercised in full notwithstanding the warrant holders' right to exercise the warrant on a "net" basis by surrendering shares of common stock having a value equal to the warrant exercise price upon exercise of the warrant. The persons and entities named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, except as described below.

(2) Includes warrants to purchase 253,195 shares of common stock at approximately $6.68 per share that are exercisable on a net basis and expire on various dates in 2003 and 2004, and warrants to purchase 83,333 shares of common stock at $10.80 per share that are exercisable on a net basis and expire in December 2003.

(3) Includes options held by Mr. Arora to purchase 656,424 shares of common stock that are exercisable within 60 days of January 2, 2001. Also includes 299,457 shares of common stock owned by Information Capital LLC, wholly owned by Mr. Arora, and 362,129 shares of common stock held by Rae Technology II LLC, of which he is President and owns a majority of the equity interests. Mr. Arora exercises shared voting and dispositive power over the shares held by Rae Technology II LLC, but disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(4) Represents options held by Mr. Modersitzki to purchase 5,417 shares of common stock that are exercisable within 60 days of January 2, 2001.




(5) Includes options held by Mr. Surmanek to purchase 353,056 shares of common stock that are exercisable within 60 days of January 2, 2001.

(6) Includes options held by Mr. Patton to purchase 269,523 shares of common stock that are exercisable within 60 days of January 2, 2001.

(7) Includes options held by Mr. Rotolo to purchase 370,958 shares of common stock that are exercisable within 60 days of January 2, 2001.

(8) Includes options held by Mr. Mitgang to purchase 190,647 shares of common stock that are exercisable within 60 days of January 2, 2001.

(9) Includes options and warrants to purchase 1,846,025 shares of common stock that are exercisable within 60 days of January 2, 2001.

(10) Mr. Shaw resigned from the Company on April 14, 2000. Any options which remained unvested at that time were cancelled.

(11) Mr. Taradalsky resigned from the Company on January 1, 2000. Any options which remained unvested at that time were cancelled.


Item 13.  Certain Relationships and Related Transactions

         Set forth below is a summary of certain material transactions between the Company and any of its Directors, Executive Officers or holders of more than 5% of the Company's Common Stock, or between the Company and persons in which Directors, Executive Officers or such stockholders have direct or indirect material interests for the period October 1, 1999 through December 31, 2000.

Transactions with IBM

         Promissory Note. In December 2000, the Company borrowed $750,000 from IBM, evidenced by a promissory note bearing interest at 10% per annum. The note was repaid in full on January 2, 2001.

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

         o The Company and IBM entered into a letter agreement, dated December 22, 1999, in which the Company granted IBM the right to bundle copies of NetObjects Fusion 3.01 with Lotus SmartSuite during calendar year 2000, for which IBM paid the Company a one-time fee of $1.0 million. The Company agreed to reimburse IBM for up to $400,000 for promotional and advertising expenditures that IBM incurs in marketing these bundles.

         o In March 2000, the Company and IBM entered into a letter agreement in which the Company granted IBM the right to bundle copies of NetObjects Fusion 5.0 with IBM PC's for a 12-month period, for which IBM agreed to pay a one-time fee of $2.3 million. The Company agreed to reimburse IBM for up to $500,000 for promotional and advertising expenditures that IBM incurs marketing these bundles.

         o In June 2000, the Company and IBM entered into a letter agreement in which the Company granted IBM the right to bundle unlimited copies of NetObjects Fusion 5.0 with Lotus Domino, in addition to granting a license to IBM to bundle unlimited copies of NetObjects NAS ServerSuite 2000 for up to five users with other Lotus software products. The term of this agreement is from July 1, 2000 to September 30, 2001 for a one-time fee of $2.05 million.

         o In June 2000, Company and IBM entered into a letter agreement in which the Company provided Lotus SmartSuite up to 5,000,000 upgrades to NetObjects Fusion 5.0 for a period from July 1, 2000 to July 31, 20001, for a one-time fee of $500,000.

         o IBM granted the Company a non-exclusive right to incorporate utilities for Lotus FastSite into NetObjects Fusion 5.0 for a one-time fee of $75,000.

Distribution Agreement with Novell

         During fiscal year 1999, Novell bundled NetObjects Fusion with Novell's NetWare for Small Business product offering under a license agreement providing for royalties on a per unit basis as products are sold by Novell. The Company was entitled to receive a minimum of $500,000 of royalties under the Novell agreement. This license agreement automatically renews for additional one-year periods unless terminated by either party, and is currently in effect. After September 30, 2000, either party may terminate the agreement on 90 days' written notice, and as of December 31, 2000, neither party has done so. Christopher M. Stone, a former Executive Vice President with Novell, was a Director of the Company until January 25, 2000. Blake Modersitzki, Managing Director of Novell Ventures, was elected as a Director on January 25, 2000.

Certain Business Relationships

         During the fourth quarter of fiscal year 2000, the Company formed a new subsidiary, ibizu, Inc., of which Gagan (Sal) Arora, an executive officer of the Company and Samir Arora's brother, became CEO, President and a director in July 2000. Effective as of September 30, 2000, the Company transferred all of the software for an on-line application service to ibizu, Inc., but retained rights to use the initial version of the transferred software. In exchange for the transfer, the Company received shares of preferred stock representing 50% of the total outstanding shares of ibizu, Inc. Sal Arora purchased shares of common stock representing 18.25% of ibizu's total shares outstanding at $0.001 per share. Three other technical employees of the Company, who had helped to develop the transferred software, became employees of ibizu, Inc. and between them, purchased the remaining 31.75% of ibizu, Inc.'s initially issued shares at the same price. The common shares of Mr. Arora and the other three employees are subject to vesting over four years based upon their continuous employment with ibizu, Inc. Mark Patton, the Company's current Executive Vice President, Products and Services, is the Company's sole representative on the ibizu, Inc. board of directors. Mr. Arora and one other employee of ibizu, Inc. are on a leave of absence from the Company and have not terminated their employment. The Company expended a total of $694,171 on development of the software transferred to ibizu, Inc. during fiscal year 2000. The Company has no ongoing financial commitment to ibizu, Inc.

         The Company is a licensee of Rae Technology, Inc. patents under an April 10, 1997 license agreement. Samir Arora is a director, President and a majority shareholder of Rae Technology, Inc. During fiscal year 2000, the Company reimbursed Rae Technology approximately $9,074.85 for patent prosecution expenses under the terms of the license agreement.

                                   SIGNATURES

         Pursuant to the  requirements  of the Securities  Exchange Act of 1934, this  report has been  signed  below by the  following  persons on behalf of the
Registrant and in the capacities indicated on the 29th day of January 2001.
                Signature                                         Title                                 Date
                ---------                                         -----                                 ----
/s/  SAMIR ARORA                            Chairman of the Board, Chief Executive Officer
--------------------------------------      and President (principal executive officer)         January 29, 2001
Samir Arora

                           *                Executive Vice President, Finance and Operations,
--------------------------------------      and Chief Financial Officer (principal financial    January 29, 2001
Russell F. Surmanek                         officer)


                           *
--------------------------------------      Director                                            January 29, 2001
Robert G. Anderegg

                           *
--------------------------------------      Director                                            January 29, 2001
Lee A. Dayton

                           *
--------------------------------------      Director                                            January 29, 2001
Blake Modersitzki

                           *
--------------------------------------      Director                                            January 29, 2001
Michael D. Zisman



/s/  SAMIR ARORA                                                                                January 29, 2001
--------------------------------------
Samir Arora
Attorney-in-fact