Form 10-K/A
period 2000-09-30
NETOBJECTS INC
filed 2001-02-06
CIK 1009386

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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
                                                                                                                 Long-Term
                                                                                                                Compensation
                                                                                                                 ----------
                                                                    Annual Compensation                            Awards
                                                                                                                 Securities
                                                                                                                 Underlying
                                                                                                Other            Options/SARs
Name and Principal Position            Fiscal Year           Salary         Bonus           Compensation           (number)
Samir Arora
Chairman of the Board, Chief              2000             $ 218,164      $ 84,260          $      ---           1,200,000
Executive Officer and President           1999               183,129        55,987                 ---                 ---
                                          1998               175,338        47,434                 ---                 ---

Russell F. Surmanek
Executive Vice President, Finance         2000               220,000        69,763           1,591,387             610,000
and Operations, Chief Financial           1999               108,447       113,750                 ---             235,000
Officer                                   1998                   ---           ---                 ---                 ---

Jack Rotolo  (1)                          2000               192,897        82,652           2,092,348             540,000
Executive Vice President,                 1999               119,923        53,774                 ---             166,666
Worldwide Sales                           1998               135,683         9,840                 ---              17,666

Mark Patton
Executive Vice President and              2000               202,167        42,005             776,613             580,000
General Manager, Small Business Markets   1999               162,525       105,754                 ---              71,666
                                          1998               150,000        35,555                 ---                 ---

Steven Mitgang
Executive Vice President, Small           2000               149,002        33,711                 ---             660,294
Business and Corporate Marketing          1999               108,447           ---                 ---                 ---
                                          1998                   ---           ---                 ---                 ---

Peter Shaw (2)
Executive Vice President,                 2000               163,390        54,000                 ---             100,000
Corporate Development

Morris Taradalsky (3)                     2000               139,302        46,537             311,397                 ---
Executive Vice President and              1999               176,073        24,343                 ---              63,333
General Manager, Enterprise Division      1998               166,048        86,095                 ---                 ---

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
                Signature                                         Title                                 Date
                ---------                                         -----                                 ----
/s/  SAMIR ARORA                            Chairman of the Board, Chief Executive Officer
--------------------------------------      and President (principal executive officer)         February 6, 2001
Samir Arora

                           *                Executive Vice President, Finance and Operations,
--------------------------------------      and Chief Financial Officer (principal financial    February 6, 2001
Russell F. Surmanek                         officer)


                           *
--------------------------------------      Director                                            February 6, 2001
Robert G. Anderegg

                           *
--------------------------------------      Director                                            February 6, 2001
Lee A. Dayton

                           *
--------------------------------------      Director                                            February 6, 2001
Blake Modersitzki

                           *
--------------------------------------      Director                                            February 6, 2001
Michael D. Zisman



/s/  SAMIR ARORA                                                                                February 6, 2001
--------------------------------------
Samir Arora
Attorney-in-fact