Form 10-Q
period 2000-12-31
NETOBJECTS INC
filed 2001-02-15
CIK 1009386

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------




                                    Form 10-Q




                                   (Mark One)
             [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended December 31, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Transition Period from ____ to ____.

                         Commission File Number: 0-25427

                                 --------------




                                NETOBJECTS, INC.
             (Exact name of Registrant as specified in its charter)



                            Delaware                                                   94-3233791
 (State or Other Jurisdiction of Incorporation or Organization)           (I.R.S. Employer Identification No.)

       301 Galveston Drive, Redwood City, California 94063                           (650) 482-3200
            (Address of Principal Executive Offices)                        (Registrant's Telephone Number)


                                 NOT APPLICABLE
              (Former Name, Former Address, and Former Fiscal Year,
                         If Changed Since Last Report)


                                ----------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


As of January 31, 2001, the Registrant had outstanding 31,662,672 shares of common stock, $.01 par value.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                                               TABLE OF CONTENTS

Part I: Financial Information

Item 1.  Financial Statements (unaudited)


         Condensed Consolidated Balance Sheets at December 31, 2000 and September 30, 2000...................1

         Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-months ended December 31, 2000 and December 31, 1999.......................................................2


         Condensed Consolidated Statements of Cash Flows for the three-months ended December 31, 2000 and December 31, 1999.......................................................3

         Notes to  Condensed Consolidated Financial Statements...............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................20


Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders................................................21

Item 6.  Exhibits and Reports on Form 8-K...................................................................21

         Signatures.........................................................................................21

                                                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                                                                     December 31, 2000           September 30, 2000
                                                                                -----------------------    -------------------------
                                        Assets


   Cash and cash equivalents                                                           $ 2,848                     $  8,323
   Accounts receivable, net of allowance for doubtful accounts of $2,818
     and $1,315 at December 31, 2000 and September 30, 2000, respectively               2,938                       5,647
   IBM trade receivable                                                                 273                         250
   Prepaid expenses                                                                     2,777                       2,845
   Note receivable                                                                      1,500                          -
   Other current assets                                                                 916                         636
                                                                                        ------------------------    ----------------
          Total current assets                                                          11,252                        17,701

   Property and equipment, net                                                          2,369                       2,700
   Intangible assets, net of accumulated amortization of $10,809 and $8,531 as
     of December 31, 2000 and September 30, 2000, respectively                          8,291                       10,690
   Other long-term assets                                                               1,968                       1,523
                                                                                        ------------------------    ----------------
   Total Assets                                                                        $ 23,880                      $32,614
                                                                                        ========================    ================

                          Liabilities & Stockholders' Equity


   Accounts payable                                                                     $2,057                      $ 944
   Accrued compensation                                                                 1,035                       1,337
   Other accrued liabilities                                                            4,220                       3,900
   IBM note payable                                                                     750                             -
   Advance on sale of Enterprise division                                               4,000                           -
   Deferred revenue                                                                     2,153                       2,434
   Current portion of capital lease obligations                                         141                         168
                                                                                        ------------------------    ----------------
          Total current liabilities                                                     14,356                      8,783
   Capital lease obligations, less current portion                                      28                          57
                                                                                        ------------------------    ----------------
   Total liabilities                                                                    14,384                      8,840

   Stockholders' Equity:
   Common stock,  $0.01 par value.  120,000,000 and 60,000,000 shares authorized as of December 31, 2000 and September 30, 2000, respectively.
      31,687,043 and 31,632,125 shares issued and outstanding at
     December 31, 2000 and September 30, 2000, respectively.                            316                         316
   Treasury Stock                                                                       (26)                        -
   Additional paid-in capital                                                           132,006                     132,007
   Notes receivable from stockholders                                                   (598)                       (598)
   Deferred stock-based compensation                                                    (254)                       (423)
   Accumulated other comprehensive losses                                               (97)                        (89)
   Accumulated deficit                                                                  (121,851)                   (107,439)
                                                                                        ------------------------    ----------------
          Total stockholders' equity                                                    9,496                       23,774
                                                                                        ------------------------    ----------------
   Total liabilities and stockholders' equity                                          $ 23,880                     $ 32,614
                                                                                        ========================    ================

                   The  accompanying   notes  are  an  integral  part  of  these
condensed consolidated financial statements.

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES
                                Condensed Consolidated Statements of Operations and Comprehensive Loss
                 (In thousands, except share and per share data)

                                                                       Three months ended December 31,
                                                                ----------------------------------------------
                                                                         2000                   1999
                                                                ----------------------------------------------
Revenues:
     Software license fees and online revenues                  $1,124                  $4,637
     Service revenues                                           116                    87
     Software license fees from IBM                             273                    1,122
                                                                ----------------------------------------------
          Total revenues                                        1,513                  5,846
                                                                ----------------------------------------------

Cost of revenues:
     Software license fees and online revenues                  1,920                  1,846
     Service revenues                                           510                    255
                                                                ----------------------------------------------
          Total cost of revenues                                2,430                  2,101
                                                                ----------------------------------------------

Gross profit                                                    (917)                  3,745
                                                                ----------------------------------------------

Operating expenses:
     Sales and marketing                                        3,595                  4,698
     Research and development                                   2,668                  2,590
     General and administrative                                 1,278                  1,382
     Amortization of intangible assets                          2,399                  2,017
     Terminated investment activities                           914                    -
     Stock-based compensation                                   116                    206
                                                                ----------------------------------------------
          Total operating expenses                              10,970                 10,893
                                                                ----------------------------------------------

Operating loss                                                  (11,887)               (7,148)

Interest income (expense)                                       58                     375
                                                                ----------------------------------------------
     Loss before income taxes                                   (11,829)               (6,773)
                                                                ----------------------------------------------

Income taxes                                                    12                     12
                                                                ----------------------------------------------

Net loss from continuing operations                              $(11,841)             $(6,785)
Loss from discontinued operations of Enterprise division        $(2,571)              $ (913)
Net loss                                                         $(14,412)             (7,698)
                                                                ----------------------------------------------
Translation adjustment                                          (8)                    (11)
                                                                ----------------------------------------------
     Comprehensive loss                                          $(14,420)            $ (7,709)
                                                                ==============================================

Basic and diluted net loss per share                            $(0.46)                $ (0.29)
                                                                ==============================================

Shares used to calculate basic and diluted net loss per share   31,632,125             26,829,265
                                                                ==============================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                                                                           hree months ended December 31,
                                                                                           ------------------------------------
                                                                                              2000                1999
                                                                                           ------------------------------------
Cash used in operating activities:
Net loss from continuing operations                                                         $     (11,841)        $    (6,785)

Net loss from discontinued operations                                                              (2,571)               (913)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                                      331                 430
     Amortization of intangible assets                                                               2,399               2,016
     Amortization of deferred stock-based compensation                                                 116                 206
     Changes in allowance for doubtful accounts and returns on accounts receivable                   1,503               (284)
     Changes in operating assets and liabilities:
         Accounts receivable                                                                         1,183             (3,189)
         Other receivables                                                                           (275)               (200)
         Prepaid expenses                                                                               69               (311)
         Other current assets                                                                          (5)                   -
         Other long term assets                                                                      (446)                   -
         Accounts payable                                                                            1,113               (524)
         Accrued compensation                                                                        (302)                 200
         Other accrued liabilities                                                                     320               1,103
         Deferred revenue                                                                            (281)                 293
         Interest and income taxes payable                                                               -                (44)
                                                                                           ------------------------------------
              Net cash used in operating activities                                                (8,687)             (8,002)
                                                                                           ------------------------------------

Cash provided by (used in) investing activities:
     Purchases of property and equipment                                                                 -               (455)
     Cash paid for Sitematic Corporation, net of cash acquired                                           -             (1,297)
     Notes receivable issued to MyComputer.com                                                     (1,500)                   -
     Proceeds from sale of short-term investments                                                        -               1,379
                                                                                           ------------------------------------
              Net cash used in investing activities                                                (1,500)               (373)
                                                                                           ------------------------------------

Cash provided by financing activities:
     Proceeds from short-term borrowings                                                               750                   -
     Proceeds from advance on sale of Enterprise division                                            4,000                   -
     Payment on capital lease obligations                                                             (56)                (86)
     Proceeds from issuance of common stock, net of issuance costs                                       -               (110)
     Repurchases of common stock                                                                        26                   -
                                                                                           ------------------------------------
              Net cash provided by (used in) financing activities                                    4,720               (196)
                                                                                           ------------------------------------
Effect of exchange rate changes on cash
                                                                                                       (8)                (11)
Net decrease in cash                                                                               (5,475)             (8,582)
Cash and cash equivalents at beginning of period                                                     8,323              23,623
                                                                                           ------------------------------------
Cash and cash equivalents at end of period                                                    $      2,848         $    15,041
                                                                                           ====================================

Supplemental  disclosures  of  cash  flow  information:
           Noncash  investing  and  financing activities:
              Equipment recorded under capital leases                                           $        -          $      478
         Issuance of common stock for acquisition                                               $        -         $    13,478
              Issuance of stockholders note receivable                                          $        -          $      200
              Deferred stock-based compensation on cancellation of stock options                $       53           $       -

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                           NETOBJECTS, INC. AND SUBSIDIARIES
                      Notes to Consolidated Financial Statements


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


         On July 14, 2000, NetObjects acquired Rocktide Corporation and issued common stock that brought IBM's ownership to 48%.

         NetObjects provides software, solutions, and services that enable small businesses to build, deploy, maintain websites online, and conduct e-business; and enable large enterprises to effectively create and manage corporate intranets (See Note 6).

2.       Summary of Significant Accounting Policies

         Basis of Presentation of Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of NetObjects, Inc. and subsidiaries ("the Company" or "NetObjects") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ending December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended September 30, 2000 included in the Company's Annual Report on Form 10-K filed December 29, 2000.

         Net Loss per Share

         Basic net loss per share is computed using the weighted average number of outstanding shares of common stock, excluding shares of common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, shares of restricted common stock subject to repurchase and options and warrants to purchase common stock using the treasury stock method, and from convertible securities using the if-converted basis. All potential common shares have been excluded from the computation of diluted net loss per share for all periods presented because the effect would have been anti-dilutive.

         Diluted net loss per share for the three-months ended December 31, 2000, does not include the effect of warrants to purchase 336,528 shares of common stock with a weighted average exercise price of $7.70, options to purchase 9,729,017 shares of common stock with a weighted-average exercise price of $7.40 per share, or 33,262 shares of common stock issued and subject to repurchase by the Company at a weighted-average price of $0.16, because their effects are anti-dilutive.

         Diluted net loss per share for the three-months ended December 31, 1999, does not include the effect of warrants to purchase 4,562,737 shares of convertible preferred stock with a weighted average exercise price of $7.46, options to purchase 7,121,157 shares of common stock with a weighted-average exercise price of $7.15 per share, or 36,040 shares of common stock issued and subject to repurchase by the Company at a weighted-average price of $0.13, because their effects are anti-dilutive.

         At December 31, 2000, the Company had outstanding warrants to purchase 253,195 shares of common stock with an exercise price of $6.68, that expire in October 2003 and February 2004, respectively, and 83,333 shares of common stock

                           NETOBJECTS, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements - Continued

     with an exercise price of $10.80 and an expiration date in December 2002. outstanding warrants as of December 31, 2000 are held by IBM.

         As of December 31, 1999, the Company had outstanding warrants to purchase ember 3,482,838 shares of common stock with an exercise price of $6.68, that expire on October 8, 2003 and February 18, 2004, respectively, and 864,850 shares of common 0 stock with an exercise price of $10.80 and expiration dates between March 2000 and December 2000.


         Recent accounting pronouncements


         In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC and requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes." The Company anticipates that the adoption of SAB No. 101 will not have a material impact on its financial position, results of operations or cash flows. The Company will adopt SAB No. 101 in the fourth quarter of fiscal 2001.

3.       Balance Sheet Components


         During the first quarter of fiscal 2000, the Company loaned a total of $1.875 million to MyComputer.com. The loans were made under notes bearing interest at the prime rate and maturing on October 18, 2001. The Company cancelled $375,000 of this indebtedness upon the termination of the agreement, as provided by its terms. The remaining indebtedness, which totals $1.5 million, will convert into My Computer preferred stock that is issued in an equity financing of at least $15.0 million prior to October 18, 2001. We have not received notice from MyComputer of any such financing and cannot be assured that MyComputer will receive such financing or be able to repay the notes issued to us. As of December 31, 2000, the Company deems the notes receivable to be collectible.


4.       Segment Information

         The Company conducted its business in two distinct segments: Enterprise and Small Business Online. The principal products of the Enterprise segment are NetObjects Collage and NetObjects Authoring Server, which are targeted toward the large business intranet market. The Enterprise segment is being sold, see below. The principal product of the Small Business Online segment is NetObjects Fusion, which is targeted to small businesses that would like to establish a web site or upgrade an existing site. The Company uses a direct sales force to distribute NetObjects Authoring Server o domestically and through resellers in international markets. The Company sells h NetObjects Fusion through resellers, distributors, and a dedicated web site.

         The Company's Chief Operating Decision Maker (CODM) is the Chief Executive Officer. During the three months ended December 31, 2000 and 1999, the CODM received only revenue information on a disaggregated basis for the Company's two segments. All other operating information was prepared on a basis consistent with the consolidated statement of operations.

         Revenue information for the Company's two segments is as follows:

                        For the three month period ended
                                December 31, 2000


                                             Small Business & Online         Discontinued
                                                                             Operations -
                                                     Markets              Enterprise Markets
     =====================================------------------------------------------------------
     Revenues:
          Domestic license and Online      $                       370  $             (190)
          International license           754                                           (385)
          Domestic service                117                                            282
          International service           -                                                34
          IBM license
                                          273                           -
                                          ------------------------------------------------------
     Total Revenue                         $                     1,513   $             (259)
                                          ======================================================

               In the Small Business & Online segment, four customers accounted for approximately 50.0% of the outstanding accounts receivables at December 31, 2000. There were no significant customer concentrations in the Enterprise segment.

         For the three months ended December 31, 2000, revenues for the Small Business & Online segment were concentrated in the United States and Europe, representing approximately $0.8 million and $0.7 million respectively. Sales for the Enterprise segment were concentrated in the United States and Europe, representing approximately $90,000 and ($349,000), respectively.

         As of January 9, 2001, NetObjects agreed to sell the Enterprise Division to Merant Corporation for $18 million in cash (See Note 6). For the quarter ending December 31, 2000, the Enterprise Division has been included as a discontinued operation in the accompanying condensed consolidated statement of operations and comprehensive loss.


                        For the three month period ended
                                December 31, 1999
                                                                                Discontinued
                                                                                Operations -
               Small Business & Online Markets Enterprise Markets
                                          --------------------------------------------------------
Revenues:

     Domestic license and Online           $ 2,562                 $ 875

     International license            2,260                                150
     Domestic service                     -                                600
     International service                -                                272
                                      1,188                                166
                                          --------------------------------------------------------

Total Revenue                              $        6,010      $           2,063
                                          ========================================================


         In the Small Business & Online segment, two customers accounted for approximately 38% of total revenue for the three months ended December 31, 1999. There were no significant customer concentrations in the Enterprise segment.

         For the three months ended December 31, 1999, revenues for the Small Business & Online segment were concentrated in the United States and Europe, representing approximately $3.7 million and $2.3 million, respectively. Sales for the Enterprise segment were concentrated in the United States and Europe, representing approximately $1.4 million and $0.5 million, respectively.

5.       Deferred stock-based compensation

         The amortization of deferred employee stock-based compensation combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

                                         Three months ended December 31,
                                     -----------------------------------------

                                             2000                 1999
                                     -----------------------------------------
Sales & marketing                     $ 40                  $  53
Research & development               11                    28
General & administrative             65                    126
                                     -----------------------------------------
                                      $ 116                  $206
                                     =========================================

6.        Subsequent Events

         In December 2000, the Company issued a promissory note to IBM Corporation for $750,000 at an annual interest rate of 10%. The note was repaid by the Company on January 2, 2001.

         On January 9, 2001, the Company signed an agreement to sell the Enterprise Division to Merant Corporation for $18 million in cash. The shareholders of NetObjects, Inc. approved the sale of the division on January 9, 2001. As a result of the sale of the Enterprise division, the financial statements for the first quarter of fiscal year 2001 and the prior period reflect the Company's Enterprise division as a discontinued operation.

         The Enterprise division's results from operations for the periods presented are as follows:

                                                                   Three months ended December 31,
                                                                  2000                        1999
                                                         ------------------------   -------------------------
                  Revenues                                          $      (259)                 $     2,063

                  Cost of revenues                                           491                       1,086
                                                         ------------------------   -------------------------
                  Gross Profit (Loss)                                      (749)                         977
                  Sales and marketing                                      1,336                       1,250
                  Research and development                                   486                         640
                                                         ------------------------   -------------------------
                  Total operating expenses                                 1,822                       1,890
                                                         ------------------------   -------------------------
                  Net loss                                         $     (2,571)                 $     (913)
                                                         ========================   =========================


         The sale is expected to close by March 2001, but completion of the transaction cannot be assured. If the sale closes, it will result in a gain of approximately $14 million, net of tax, to the Company. The $18 million purchase price includes a $4 million payment made by Merant in December, 2000 for the exclusive option to purchase the NetObjects Enterprise division. The advance will be converted to a three-year software license if the sale is not completed.


         On January 10, 2001, the Company granted an aggregate amount of 3,025,600 stock options to all the employees at an option price equivalent to the market price at the close of the business day, of $0.468 per share.
Executive officers of the Company received a total of 1,400,000 of these options. The initial grant of 1,512,800 stock options will vest with respect to one quarter of the shares on July 10, 2001, and the remaining shares vest in 18 equal monthly installments thereafter, subject to the optionee's continued employment with the issuer. The remaining 1,512,800 stock options will vest with respect to one quarter of the shares on September 1, 2001, and the remaining shares vests in 18 equal monthly installments thereafter, subject to the optionee's continued employment with the issuer.

         In January, 2001, NetObjects restructured and eliminated 32 full-time employees, excluding the Enterprise division sale, in order to transition to the Company's new business model. The Company will continue to focus on the sale of Fusion and Matrix, and subsequent releases to small businesses.

         On January 29, 2001 and February 9, 2001, NetObjects signed secured promissory notes with IBM Corporation in the aggregate amount of $3.0 million bearing 10% interest annually. Principal and interest are payable on the earlier to occur of (1) the date on which NetObjects receives payment from Merant Corporation for the sale of the Enterprise division (2) March 26, 2001 or (3) when such amounts are declared due and payable by IBM Corporation upon default.

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


Overview

         We provide both online and software solutions that enable small businesses to build, deploy and maintain Internet web sites, and applications to conduct e-business; and enable large enterprises to create corporate intranets. For fiscal year 2001, our revenues are derived principally from license fees from our software products and, to a lesser extent, from fees on a range of services complementing these products. For small business and other customers we license NetObjects Fusion and offer online services. Our online business, announced in the quarter ended December 31, 1999 and branded GoBizGo, was established with the acquisition of Sitematic Corporation in October 1999. For enterprise customers we license NetObjects Fusion and NetObjects Collage. In July 2000, we acquired Rocktide Incorporated and used their technology in our new online offering branded Matrix platform. In fiscal year 1999, we began providing training, consulting and design services to large enterprise customers for creating corporate websites.


         We earn revenues from software license fees through direct licenses to enterprises, through important strategic relationships such as our relationships with IBM and through our indirect (OEM) distribution channel. Professional services and maintenance are typically sold through our direct sales organization. Most of our software license fees to date have come from licenses to our indirect distribution channel and OEM resellers. Our business model is undergoing a major transformation, as we shift from a predominantly software license revenue model, to one driven and sustained by online subscription revenue. In addition, we will continue to derive revenue from our flagship Fusion product offering.


         We recognize revenues from software license fees upon delivery of our software products to our customers, net of allowances for estimated returns and price protection, as long as we have no significant obligations remaining and we believe that collection of the resulting receivable is probable. We provide most of our distributors of software products with rights of return and record an allowance for estimated future returns based upon our historical experience with product returns by those distributors. Software license fees earned from products bundled with OEM resellers are recognized upon delivery, if the OEM vendor commits to a quantity and a fixed price with no right of return or, if the volumes are not committed, then when the OEM resellers ship the bundled products to their customers. We recognize service revenues as services are rendered, or, if applicable, using the percentage-of-completion method. We defer web-site hosting subscriptions, which typically are paid up-front, and recognize these fees as revenue ratably over the term of the contract, which ranges from 1 to 48 months. We defer recognition of maintenance fees, paid primarily for support and upgrades, upon receipt of payment and recognize the related revenues ratably over the term of the contract, which typically is 12 months. These payments generally are made in advance and are nonrefundable.

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

         In March 2000, we launched NetObjects Collage, an integrated platform for the management of enterprise web applications. NetObjects Collage provides an integrated platform that combines collaboration with content management, enterprise integration, and dynamic application services. We provide professional services to help our customers install NetObjects Collage and to train their personnel in the use and maintenance of corporate websites with this product. Due to the transformation of our business model, in January 2001, we signed an agreement to sell the Enterprise division, including our Collage platform to Merant Corporation for $18 million in cash, of which we received $4 million in December 2000.

         In July 2000, we acquired privately-held Rocktide, Inc. for $3.6 million in NetObjects common stock and $0.4 million in cash. Rocktide is a provider of the next generation application service provider (ASP) technology and wireless e-Services that help Web-enable businesses worldwide. This product technology was incorporated in our newly branded Matrix Platform, which was launched on October 30, 2000.


         Building on the success of NetObjects Fusion and the growth of the Internet, we are changing the company from a traditional desktop software company to an online services provider. In order to facilitate this transition in January, 2001, we reduced the number of personnel and part-time employees by 32 and 4, respectively. The financial impact of the restructuring will be recognized in the second fiscal quarter of 2001.


         We have incurred substantial net losses in each fiscal period since our inception and, as of December 31, 2000, had an accumulated deficit of $122 million. Such net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of our products and establishing our brand identity, marketing organization, domestic and international sales channels, and general and administrative infrastructure. Our operating expenses before goodwill amortization and other non-cash charges decreased in the first quarter of fiscal year 2001, but we expect to continue to incur substantial losses from operations for the foreseeable future.

         Our future operating results must be considered in light of our limited operating history and the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly evolving markets such as the market for web site building software and services. To achieve our new business objectives we will need to do the following:

         |X| Become a leading supplier of B2B online services for partners that reach small business;

         |X| Continue to develop successfully new versions of our product offerings;

         |X| Continue to be a leading provider of e-business product solutions for building Web sites, and of online services for small businesses; |X| Respond quickly and effectively to competitive, market, and technological developments;

         |X|      Control expenses;

         |X| Continue to attract, train, and retain qualified personnel in the competitive online market place: and

         |X|      Maintain    existing    relationships    and   establish   new
                  relationships with leading Internet hardware, software and online companies, such as our existing OEM resellers.

         There  can  be  no   assurance   that  we  will   achieve   or  sustain
profitability. Moreover, particularly as we transition to our new business model, we may be unable to adjust spending in a timely manner to compensate for both anticipated and unanticipated revenue shortfalls. Accordingly, any significant shortfall of revenues in relation to expectations would cause significant declines in our operating results.


         Our total revenues fluctuate from quarter to quarter due to many factors , including new product and product upgrade introductions. In addition, we attempt to limit sales of existing products during the months preceding the release of upgraded products in order to reduce returns of the older product from some of our direct and indirect channel resellers. The timing of our recognition of revenues from strategic arrangements with other companies has contributed to fluctuations in revenues from quarter to quarter. During the three months ended December 31, 2000, we had no IBM revenue from services as compared to previous quarters and earned license fees and on-line service fees of $273,000 from IBM. We have no ongoing commitments from IBM that will generate significant revenues for us.

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

Results of Operations

The following table sets forth financial data for the periods indicated as a percentage of total revenues:

                                                                       Three months ended December 31,
                                                               -------------------------------------------------
                                                                         2000                    1999
                                                               -------------------------------------------------
Revenues:
     Software license fees and online revenues                 74%                    79%
     Service revenues                                          8                        2
     Software license fees from IBM                            18                       19
                                                               -------------------------------------------------
          Total revenues                                       100                      100
                                                               -------------------------------------------------

Cost of revenues:
     Software license fees and online revenues                 129                      33
     Service revenues                                          34                       4
                                                               -------------------------------------------------
          Total cost of revenues                               163                      37
                                                               -------------------------------------------------

Gross profit                                                   (63)                     63
                                                               -------------------------------------------------

Operating expenses:
     Sales and marketing                                       238                      80
     Research and development                                  176                      44
     General and administrative                                84                       24
     Amortization of intangible assets                         156                      35
     Terminated investment activities                          60                       -
     Stock-based compensation                                  8                        4
                                                               -------------------------------------------------
          Total operating expenses                             722                      187
                                                               -------------------------------------------------

Operating loss                                                 (785)                    (124)

Interest income (expense)                                      4                        6
                                                               -------------------------------------------------
     Loss before income taxes                                  (781)                    (118)
                                                               -------------------------------------------------

Income taxes                                                   1                        -
                                                               -------------------------------------------------

     Net loss from continuing operations                       (782)                    (118)
     Loss from discontinued operations                         (170)                    (14)
                                                               -------------------------------------------------
     Net loss                                                  (952)                    (132)
                                                               =================================================


Three Months Ended December 31, 2000 and 1999

         Revenues. In the first quarter of fiscal year 2001, NetObjects restructured, downsized and signed an agreement to sell the Enterprise Division. Our new business structure focuses on small businesses and eliminates the Enterprise Division. Total revenues from continuing operations decreased to approximately $ 1.5 million from approximately $5.8 million for the three months ended December 31, 2000 and 1999, respectively. The 74% decrease year-over-year was primarily due to our restructuring and substantially reduced NetObjects license fees.

         IBM software license fees for the three months ended December 31, 2000 and 1999 were $0.3 million and $1.1 million, respectively. We do not anticipate that future sales to IBM will grow substantially going forward.

         Cost of Revenues. Our cost of software license fees includes the cost of product media, duplication, manuals, packaging materials, shipping, technology licensed to us and fees paid to third-party vendors for order fulfillment. Since October 1999, our cost of software license fees has included the cost of providing online hosting, including royalty payments. Our cost of software license fees was approximately $1.9 million and $1.8 million for the three-months ended December 31, 2000 and 1999, respectively.

         Our cost of service revenues increased to $0.5 million from $0.3 million in the three months ended December 31, 2000 and 1999, respectively. The increased cost was due to our staffing levels and a continued use of third party contractors in the three months ended December 31, 2000 as compared to the same period in the previous fiscal year.


         Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, commissions, consulting fees, tradeshow expenses, advertising, marketing materials and the cost of customer service operations. Sales and marketing expenses were approximately $3.6 million and $4.7 million for the three months ended December 31, 2000 and 1999, respectively, representing 238% and 80%, respectively, of total revenues for each period.

         Research and Development. Our research and development expenses consist primarily of salaries and consulting fees to support product development. To date, we have expensed all research and development costs as we have incurred them because we generally establish the technological feasibility of our products upon completion of a working model. We have not yet incurred significant costs between the date of completion of a working model and the date of general release of a product. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to continue to increase in dollar amounts from current levels. Research and development expenses were approximately the same for the three months ended December 31, 2000 and 1999. Research and development costs will continue to be a significant part of the operating expenses due to the focus on our new Matrix software; however, the spending levels should decrease because of the reduction in personnel.

         General and Administrative. Our general and administrative expenses consist primarily of salaries and fees for professional services. General and administrative expenses were approximately the same for the three months ended December 31, 2000 and 1999.


         Amortization of intangible assets. Amortization of goodwill and other intangible assets increased to $2.4 million from $2.0 for the three months ended December 31, 2000 and 1999, respectively. The increase was predominantly attributable to the amortization of goodwill recorded in connection with the purchase of Rocktide Corporation in July, 2000.

         Stock-Based Compensation. For the three months ended December 31, 2000 and 1999, we incurred stock-based compensation charges of approximately $116 thousand and $206 thousand for each period, respectively. These stock-based compensation charges are being amortized on an accelerated basis over the vesting period of the options.


         Other Income (Expense). We earned interest income of $58 thousand for the three months ended December 31, 2000 and $375 thousand for the three months ended December 31, 1999. The interest income was the result of the investment of funds obtained at our initial public offering ("IPO").


         Income taxes. We have had a net operating loss for each period since our inception through December 31, 2000. Our accumulated deficit through this period is approximately $122 million. We recorded an income tax provision of approximately $12,000 in the three months ended December 31, 2000 related to income earned by our international operations.


Liquidity and Capital Resources


         At December 31, 2000, NetObjects had cash, cash equivalents and short-term investments totaling $2.8 million, a decrease of $5.5 million from September 30, 2000. The decrease was primarily due to losses from continuing operations and the investment activities related to the acquisition of MyComputer.com which were terminated.

         Net cash used in operating activities was $8.7 million and $8.0 million for the three months ended December 31, 2000 and 1999, respectively. For the period ended December 31, 2000, net cash used in operating activities included an increase in accounts receivable of approximately $1.2 million, due to slower than expected collections. An increase of $1.1 million in accounts payable was due to the cashflow constraints of the corporation. Net cash used in operating activities for the period ended December 31, 1999 included a decrease in accounts receivable of $3.2 million.


         Net cash utilized in investing activities was $1.5 million for the three months ended December 31, 2000 as compared to $0.4 million net cash used in investing activities for the three months ended December 31, 1999. The Company loaned a total of $1.875 million to MyComputer under the agreement. All of the loans were made under notes bearing interest at the prime rate and maturing on October 18, 2001. The Company cancelled $375,000 of this indebtedness upon the termination of the agreement, as provided by its terms. The remaining indebtedness, which totals $1.5 million, will convert into MyComputer preferred stock that is issued in an equity financing of at least $15.0 million prior to October 18, 2001. We have not received notice from MyComputer of any such financing and cannot be assured that MyComputer will receive such financing or be able to repay the notes issued to us. As of December 31, 2000, the Company deems the notes receivable to be collectible.


         Net cash provided by financing activities was approximately $4.7 million for the three months ended December 31, 2000 as compared to $0.2 million used for the three months ended December 31, 1999. Net cash provided by financing activities for the three months ended December 31, 2000 consisted primarily of the option proceeds from the sale of the Enterprise division to Merant Corporation of $4.0 million and from the short-term loan from IBM corporation for $750 thousand. On December 21, 2000 the Company signed an option and license agreement under which we received $4 million in cash for an exclusive option to purchase the Enterprise division for $18 million. If the sale is completed, the option payment will be credited in full towards the purchase price. On January 8, 2001, NetObjects and Merant signed a definitive agreement for the purchase of the Enterprise division. If the acquisition is not completed, Merant will have a three year license to distribute NetObjects Collage and the $4 million option payment will be credited against future royalty payment obligations under the license agreement. Completion of the acquisition is subject to customary closing conditions. We expect the sale to close before March, 2001, but there can be no assurance that the sale of the Enterprise division will occur.

         We anticipate a moderate decrease in our operating expenses over the next three quarters. However, we expect our operating expenses to continue to constitute a material use of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. During the next quarter we intend to raise capital through the sale of the Enterprise Division to Merant Corporation. If we fail to raise additional capital to fund future operations our business, financial condition and results of operations will be materially and adversely affected, and our stock price will decline substantially.

 Recent Developments


         In December 2000, the Company issued a promissory note to IBM Corporation for $750,000 at an annual interest rate of 10%. The note was repaid by the Company on January 2, 2001.


         On  January  9,  2001,  the  Company  signed an  agreement  to sell the
Enterprise Division to Merant Corporation for $18 million in cash. The shareholders of NetObjects, Inc. approved the sale of the division on January 9, 2001. As a result of the sale of the Enterprise division, the financial statements for the first quarter of fiscal year 2001 and prior period reflect the Company's Enterprise division as a discontinued operation. The sale is expected to close by March 2001 but completion of the transaction cannot be assured. If the sale closes, it will result in a gain of approximately $14 million, net of tax, to the Company. The $18 million purchase price includes a $4 million payment made by Merant in December, 2000 for the exclusive option to purchase the NetObjects Enterprise division. The advance will be a three-year license if the sale is not completed.


         On January 10, 2001, the Company granted an aggregate amount of 3,025,600 stock options to all the employees at an option price equivalent to the market price at the close of the business day, of $0.468 per share.
Executive officers of the Company received a total of 1,400,000 of these options. The initial grant of 1,512,800 stock options will vest with respect to one quarter of the shares on July 10, 2001, and the remaining shares vest in 18 equal monthly installments thereafter, subject to the optionee's continued employment with the issuer. The remaining 1,512,800 stock options will vest with respect to one quarter of the shares on September 1, 2001, and the remaining shares vests in 18 equal monthly installments thereafter, subject to the optionee's continued employment with the issuer.

         In January, 2001, NetObjects restructured and eliminated 32 full-time positions, excluding the Enterprise division sale, in order to transition according to the new business model. The Company will continue to focus on the sale of Fusion and Matrix, and subsequent releases to small businesses.

         On January 29, 2001 and February 9, 2001, NetObjects signed secured promissory notes with IBM Corporation in the aggregate amount of $3.0 million bearing 10% interest annually. Principal and interest are payable on the earlier to occur of (1) the date on which NetObjects receives payment from Merant Corporation for the sale of the Enterprise division (2) March 26, 2001 or (3) when such amounts are declared due and payable by IBM Corporation upon default.






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

         Without raising new proceeds from the sale of assets, debt or equity financing, we will not have enough cash to remain in business. For the year ended September 30, 2000, our auditors, KPMG LLP, in their independent auditors' report, have expressed "substantial doubt" as to our ability to continue as a going concern. This doubt is based on our significant operating losses since we were formed, and our insufficient funds as of September 30, 2000 to finance our operations through fiscal year 2001.


We have a history of substantial losses and expect substantial losses in the future.


         We were incorporated in November 1995 and first recognized revenues in October 1996. As of December 31, 2000, we had an accumulated deficit of approximately $122 million. We expect to sustain significant losses for the foreseeable future, which could harm our business and decrease the market price of our stock.

         To achieve and sustain profitability, we must, among other things, increase substantially our revenues from our two principal products, NetObjects Fusion and Matrix, and substantially increase our revenues from professional and online services, which have been insignificant to date.

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

         We believe that our current cash and cash equivalents, are adequate to finance our current level of operations only for a short period. We intend to raise additional capital to fund future operations through the sale of our Enterprise division, and if possible, the sale of additional equity securities, new borrowings, some combination of debt and equity, or other available transactions. On January 9, 2001, the Company announced that the option to sell the Enterprise division was exercised, and Merant Corporation will purchase the Enterprise Division for a total of $18 million in cash, the sale is expected to close in March, 2001. If we fail to raise additional capital to fund future operations our business, financial condition and results of operations will be materially and adversely affected.


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

         Revenues from IBM have been a substantial portion of our total revenues, representing approximately 18% and 19% of our total revenues for the three month period ending December 31, 2000 and the fiscal year ending September 30, 2000, respectively. Lotus also currently markets, bundles and sells our products and has created foreign language, or "localized," versions of our software, for which IBM pays us reduced royalties on products that it sells outside the U.S. Lotus' obligation to create localized versions of our software expired on December 31, 1999. We may need to incur substantial additional expense to obtain localized versions of new products or product upgrades from Lotus or other vendors if necessary to satisfy the requirements of key customers.

         We have a number of license and reseller agreements or arrangements with IBM many of which are subject to the terms of our 10-year license agreement that expires in April 2007. We have no future revenue commitments from IBM or Lotus.

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


         As of December 31, 2000 IBM owns approximately 48.0% of our common stock and holds warrants that if exercised, would increase its ownership to approximately 48.6% of our outstanding voting securities. As our largest stockholder, with three representatives on our board of directors, IBM has substantial influence over our direction and management, and may be able to prevent or cause a change in control of us and could take other actions that might be favorable to IBM and potentially harmful to us.


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

         Because our business is evolving rapidly, we are in the process of transforming our business model, and we have a very limited operating history, we have little experience in forecasting our revenues. Our expense levels are based in part on our expectations of future revenues, and to a large extent those expenses are fixed, particularly in the short-term. We cannot be certain that our revenue expectations will be accurate or that we will be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

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


         In the quarter ending December 31, 2000, our revenues were derived entirely from the sales of NetObjects Fusion software. On January 9, 2001 we agreed to sell the Enterprise Division to Merant Corporation for $18 million in cash. About 68% of our revenues from software license fees in fiscal 2000 were derived from versions of one of our products, NetObjects Fusion, and we expect that this single product will continue to account for the majority of our total revenues in the near-term. To remain competitive, software products typically require frequent updates that add new features. There can be no assurance that we will succeed in creating and selling updated or new versions of NetObjects Fusion. A decline in demand for, or in the average selling price of, NetObjects Fusion, whether as a result of new product introductions or price competition from competitors, technological change or otherwise, would hurt our business or cause our stock price to fall.

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

A third party could be prevented from acquiring our shares of stock at a premium to the market price because of our anti-takeover provisions.

         As of December 31, 2000 IBM owns approximately 48.0% of our outstanding stock and holds warrants that if exercised, would increase its ownership to approximately 48.6% of our outstanding voting securities. That ownership interest and provisions of our restated certificate of incorporation, bylaws, a voting agreement between us and IBM and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price.

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

         International sales represented approximately 57% of our total revenues in the quarter ended December 31, 2000 and approximately 35% of our total revenues in the quarter ended December 31, 1999. We intend to expand the scope of our international operations and currently have a subsidiary in the United Kingdom. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe.

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

         Sales of our products and services depend in large part on the emergence of the Internet as a viable commercial marketplace with a strong and reliable infrastructure and on the growth of corporate intranets. Critical issues concerning use of the Internet and intranets, including security, reliability,cost, ease of use and quality of service, remain unresolved and may inhibit the growth of, and the degree to which business is conducted over, the Internet and intranets. Failure of the Internet and intranets to develop into viable commercial mediums would harm our business and cause our revenues to decrease and our stock price to fall.


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

         As of December 31, 2000, we had cash and cash equivalents of $2.8 million, including approximately $1.7 million in money market funds with maturities of less than 90 days. Based upon our balance of cash and short-term investments at December 31, 2000, a decrease in interest rates of 0.5% would not cause a material decrease in our annual interest income.


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

         To date, we have not purchased or sold forward contracts to hedge foreign currency exposure, since the relative amounts of international revenue generated have not been large enough to make hedging cost-effective.

                           PART II: OTHER INFORMATION



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (c) We filed a definitive information statement on Schedule 14C on January 22, 2001 in connection with the sale of the Enterprise Division to Merant Corporation. Two of our stockholders who represent a majority of the voting power of our common stock, approved the transaction. The information contained in the Schedule 14C is incorporated into this report by reference.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

              (a) None


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NETOBJECTS, INC.

Date: February 15, 2001


                                               /s/ Russell F. Surmanek
                                               ---------------------------------
                                               Russell F. Surmanek
                                               Executive Vice President, Finance
                                                 and Operations and Chief
                                                 Financial Officer