Form 10-Q/A
period 2000-12-31
NETOBJECTS INC
filed 2001-02-16
CIK 1009386

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------


                                   Form 10-Q/A

                                  Amendment #1



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


                                   94-3233791
                      (I.R.S. Employer Identification No.)

                                 (650) 482-3200
                         (Registrant's Telephone Number)


                                    Delaware
         (State or Other Jurisdiction of Incorporation or Organization)

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

         Notes to  Condensed Consolidated Financial Statements...............................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............8


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................19


Part II: Other Information

Item 4.  Submission of Matters to a Vote of Security Holders................................................20

Item 6.  Exhibits and Reports on Form 8-K...................................................................20

         Signatures.........................................................................................20


                                                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                        (In thousands, except share data)
                                                                                 December 31, 2000    September 30, 2000
                                                                                 -----------------    ------------------
                                        Assets


Cash and cash equivalents                                                              $   2,848          $   8,323
Accounts receivable, net of allowance for doubtful accounts of $2,818
  and $1,315 at December 31, 2000 and September 30, 2000, respectively                     2,938              5,647
IBM trade receivable                                                                         273                250
Prepaid expenses                                                                           2,777              2,845
Note receivable                                                                            1,500               --
Other current assets                                                                         916                636
                                                                                       ---------          ---------
       Total current assets                                                               11,252             17,701

Property and equipment, net                                                                2,369              2,700
Intangible assets, net of accumulated amortization of $10,809 and $8,531 as
  of December 31, 2000 and September 30, 2000, respectively                                8,291             10,690
Other long-term assets                                                                     1,968              1,523
                                                                                       ---------          ---------
Total Assets                                                                           $  23,880          $  32,614
                                                                                       =========          =========

                       Liabilities & Stockholders' Equity


Accounts payable                                                                       $   2,057          $     944
Accrued compensation                                                                       1,035              1,337
Other accrued liabilities                                                                  4,220              3,900
IBM note payable                                                                             750               --
Advance on sale of Enterprise division                                                     4,000               --
Deferred revenue                                                                           2,153              2,434
Current portion of capital lease obligations                                                 141                168
                                                                                       ---------          ---------
       Total current liabilities                                                          14,356              8,783
Capital lease obligations, less current portion                                               28                 57
                                                                                       ---------          ---------
Total liabilities                                                                         14,384              8,840

Stockholders' Equity:
Common stock,  $0.01 par value.  120,000,000 and 60,000,000 shares authorized as of December 31, 2000 and September 30, 2000, respectively
   31,687,043 and 31,632,125 shares issued and outstanding at
  December 31, 2000 and September 30, 2000, respectively                                     316                316
Treasury Stock                                                                               (26)              --
Additional paid-in capital                                                               132,006            132,007
Notes receivable from stockholders                                                          (598)              (598)
Deferred stock-based compensation                                                           (254)              (423)
Accumulated other comprehensive losses                                                       (97)               (89)
Accumulated deficit                                                                     (121,851)          (107,439)
                                                                                       ---------          ---------
       Total stockholders' equity                                                          9,496             23,774
                                                                                       ---------          ---------
Total liabilities and stockholders' equity                                             $  23,880          $  32,614
                                                                                       =========          =========

                   The  accompanying   notes  are  an  integral  part  of  these
condensed consolidated financial statements.

                                       1

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES
     Condensed Consolidated Statements of Operations and Comprehensive Loss
                 (In thousands, except share and per share data)

                                                                   Three months ended December 31,
                                                                ------------------------------------
                                                                     2000                   1999
                                                                ------------------------------------
Revenues:
     Software license fees and online revenues                  $      1,124            $      4,637
     Service revenues                                                    116                      87
     Software license fees from IBM                                      273                   1,122
                                                                ------------            ------------
          Total revenues                                               1,513                   5,846
                                                                ------------            ------------

Cost of revenues:
     Software license fees and online revenues                         1,920                   1,846
     Service revenues                                                    510                     255
                                                                ------------            ------------
          Total cost of revenues                                       2,430                   2,101
                                                                ------------            ------------

Gross profit                                                            (917)                  3,745
                                                                ------------            ------------

Operating expenses:
     Sales and marketing                                               3,595                   4,698
     Research and development                                          2,668                   2,590
     General and administrative                                        1,278                   1,382
     Amortization of intangible assets                                 2,399                   2,017
     Terminated investment activities                                    914                    --
     Stock-based compensation                                            116                     206
                                                                ------------            ------------
          Total operating expenses                                    10,970                  10,893
                                                                ------------            ------------

Operating loss                                                       (11,887)                 (7,148)

Interest income (expense)                                                 58                     375
                                                                ------------            ------------
     Loss before income taxes                                        (11,829)                 (6,773)
                                                                ------------            ------------

Income taxes                                                              12                      12
                                                                ------------            ------------

Net loss from continuing operations                             $    (11,841)           $     (6,785)
Loss from discontinued operations of Enterprise division        $     (2,571)           $       (913)
Net loss                                                        $    (14,412)                 (7,698)
                                                                ------------            ------------
Translation adjustment                                                    (8)                    (11)
                                                                ------------            ------------
     Comprehensive loss                                         $    (14,420)           $     (7,709)
                                                                ============            ============

Basic and diluted net loss per share                            $      (0.46)           $      (0.29)
                                                                ============            ============

Shares used to calculate basic and diluted net loss per share     31,632,125              26,829,265
                                                                ============            ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       2

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (in thousands)
                                                                                         Three months ended December 31,
                                                                                         -------------------------------
                                                                                              2000             1999
                                                                                           ---------------------------
Cash used in operating activities:
Net loss from continuing operations                                                         $(11,841)        $ (6,785)

Net loss from discontinued operations                                                         (2,571)            (913)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                                331              430
     Amortization of intangible assets                                                         2,399            2,016
     Amortization of deferred stock-based compensation                                           116              206
     Changes in allowance for doubtful accounts and returns on accounts receivable             1,503             (284)
     Changes in operating assets and liabilities:
         Accounts receivable                                                                   1,183           (3,189)
         Other receivables                                                                      (275)            (200)
         Prepaid expenses                                                                         69             (311)
         Other current assets                                                                     (5)            --
         Other long term assets                                                                 (446)            --
         Accounts payable                                                                      1,113             (524)
         Accrued compensation                                                                   (302)             200
         Other accrued liabilities                                                               320            1,103
         Deferred revenue                                                                       (281)             293
         Interest and income taxes payable                                                      --                (44)
                                                                                            --------         --------
              Net cash used in operating activities                                           (8,687)          (8,002)
                                                                                            --------         --------

Cash provided by (used in) investing activities:
     Purchases of property and equipment                                                        --               (455)
     Cash paid for Sitematic Corporation, net of cash acquired                                  --             (1,297)
     Notes receivable issued to MyComputer.com                                                (1,500)            --
     Proceeds from sale of short-term investments                                               --              1,379
                                                                                            --------         --------
              Net cash used in investing activities                                           (1,500)            (373)
                                                                                            --------         --------

Cash provided by financing activities:
     Proceeds from short-term borrowings                                                         750             --
     Proceeds from advance on sale of Enterprise division                                      4,000             --
     Payment on capital lease obligations                                                        (56)             (86)
     Proceeds from issuance of common stock, net of issuance costs                              --               (110)
     Repurchases of common stock                                                                  26             --
                                                                                            --------         --------
              Net cash provided by (used in) financing activities                              4,720             (196)
                                                                                            --------         --------
Effect of exchange rate changes on cash
                                                                                                  (8)             (11)
Net decrease in cash                                                                          (5,475)          (8,582)
Cash and cash equivalents at beginning of period                                               8,323           23,623
                                                                                            --------         --------
Cash and cash equivalents at end of period                                                  $  2,848         $ 15,041
                                                                                            ========         ========

Supplemental disclosures of cash flow information:
           Noncash  investing  and  financing activities:
              Equipment recorded under capital leases                                       $   --           $    478
              Issuance of common stock for acquisition                                      $   --           $ 13,478
              Issuance of stockholders note receivable                                      $   --           $    200
              Deferred stock-based compensation on cancellation of stock options            $     53         $   --

     The accompanying notes are an integral part of these condensed consolidated financial statements.

                                       3

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

         As of December 31, 1999, the Company had outstanding warrants to purchase 3,482,838 shares of common stock with an exercise price of $6.68, that expire on October 8, 2003 and February 18, 2004, respectively, and 864,850 shares of common 0 stock with an exercise price of $10.80 and expiration dates between March 2000 and December 2000.

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

         Revenue information for the Company's two segments is as follows:

                        For the three month period ended
                                December 31, 2000
                                                                            Discontinued
                                              Small Business & Online        Operations -
                                                     Markets              Enterprise Markets
                                          ------------------------------------------------------
     Revenues:
          Domestic license and Online               $  370                   $ (190)
          International license                        754                     (385)
          Domestic service                             117                      282
          International service                        --                        34
          IBM license                                  273                      --
                                          ------------------------------------------------------
     Total Revenue                                  $1,513                   $ (259)
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

                        For the three month period ended
                                December 31, 1999
                                                                                Discontinued
                                                                                Operations -
                                             Small Business & Online Markets  Enterprise Markets
                                          --------------------------------------------------------
Revenues:
     Domestic license and Online                         $ 2,562                 $ 875
     International license                                 2,260                   150
     Domestic service                                       --                     600
     International service                                  --                     272
                                                           1,188                   166
                                          --------------------------------------------------------
Total Revenue                                            $ 6,010                 $2,063
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

5.       Deferred stock-based compensation

         The amortization of deferred employee stock-based compensation combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

                                         Three months ended December 31,
                                     -----------------------------------------
                                             2000                 1999
                                     -----------------------------------------
Sales & marketing                          $  40                 $  53
Research & development                        11                    28
General & administrative                      65                   126
                                     -----------------------------------------
                                           $ 116                 $ 206
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

         The  Enterprise  division's  results  from  operations  for the periods presented are as follows:
                                                                   Three months ended December 31,
                                                                  2000                        1999
                                                         ----------------------   -------------------------
                  Revenues                                          $      (259)                 $    2,063
                  Cost of revenues                                          491                       1,086
                                                         ----------------------   -------------------------
                  Gross Profit (Loss)                                      (749)                        977
                  Sales and marketing                                     1,336                       1,250
                  Research and development                                  486                         640
                                                         ----------------------   -------------------------
                  Total operating expenses                                1,822                       1,890
                                                         ----------------------   -------------------------
                  Net loss                                          $    (2,571)                 $     (913)
                                                         ======================   =========================

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

Results of Operations

The following  table sets forth  financial  data for the periods  indicated as a percentage of total revenues:
                                                              Three months ended December 31,
                                                              -------------------------------
                                                                2000                  1999
                                                               ----------------------------
Revenues:
     Software license fees and online revenues                   74%                    79%
     Service revenues                                             8                      2
     Software license fees from IBM                              18                     19
                                                               ----                   ----
          Total revenues                                        100                    100
                                                               ----                   ----
Cost of revenues:
     Software license fees and online revenues                  129                     33
     Service revenues                                            34                      4
                                                               ----                   ----
          Total cost of revenues                                163                     37
                                                               ----                   ----
Gross profit                                                    (63)                    63
                                                               ----                   ----
Operating expenses:
     Sales and marketing                                        238                     80
     Research and development                                   176                     44
     General and administrative                                  84                     24
     Amortization of intangible assets                          156                     35
     Terminated investment activities                            60                    --
     Stock-based compensation                                     8                      4
                                                               ----                   ----
          Total operating expenses                              722                    187
                                                               ----                   ----
Operating loss                                                 (785)                  (124)
Interest income (expense)                                         4                      6
                                                               ----                   ----
     Loss before income taxes                                  (781)                  (118)
                                                               ----                   ----
Income taxes                                                      1                    --
                                                               ----                   ----
     Net loss from continuing operations                       (782)                  (118)
     Loss from discontinued operations                         (170)                   (14)
                                                               ----                   ----
     Net loss                                                  (952)                  (132)
                                                               ====                   ====

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

Date: February 16, 2001


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