Form 10-Q
period 2001-03-31
NETOBJECTS INC
filed 2001-05-15
CIK 1009386

=================================================================================================================
-----------------------------------------------------------------------------------------------------------------
                                        SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                 ----------------

                                                     Form 10-Q

                                                    (Mark One)
                               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934
                                   For the Quarterly Period Ended March 31, 2001

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

As of April 30, 2001, the Registrant had outstanding 31,799,616 shares of common stock, $.01 par value.

-----------------------------------------------------------------------------------------------------------------
=================================================================================================================

                                                 TABLE OF CONTENTS
Part I:  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at March 31, 2001 and September 30, 2000......................1

         Condensed Consolidated Statements of Operations and Comprehensive Loss for the three-months and six-months ended March 31, 2001 and March 31, 2000..............................................2

         Condensed Consolidated Statements of Cash Flows for the six-months ended March 31, 2001 and March 31, 2000.............................................................3

         Notes to Condensed Consolidated Financial Statements................................................4

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................................20


Part II: Other Information

Item 6.  Exhibits and Reports on Form 8-K...................................................................21

         Signatures.........................................................................................21

                                               PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                      NETOBJECTS, INC.
                                                      AND SUBSIDIARIES
                                      Unaudited Condensed Consolidated Balance Sheets
                                             (In thousands, except share data)
                                                                                         March 31, 2001  September 30, 2000
                                                                                         --------------  ------------------
                                          Assets
Cash and cash equivalents                                                                   $   9,359       $   8,323
Accounts receivable, net of allowance for doubtful accounts of $1,313 and
     $1,315 at March 31, 2001 and September 30, 2000, respectively                              2,170           5,647
IBM trade receivable                                                                              244             250
Prepaid expenses                                                                                  770           2,845
Other current assets                                                                              511             636
                                                                                            ---------       ---------
          Total current assets                                                                 13,054          17,701

Property and equipment, net                                                                     1,997           2,700
Intangible assets, net of amortization of $13,276 and $8,297 as
     of March 31, 2001 and September 30, 2000, respectively                                     5,824          10,690
Other long-term assets                                                                          1,547           1,523
                                                                                            ---------       ---------
Total Assets                                                                                $  22,422       $  32,614
                                                                                            =========       =========

                            Liabilities & Stockholders' Equity
Accounts payable                                                                            $   1,694       $     944
Accrued compensation                                                                              569           1,337
Other accrued liabilities                                                                       5,272           3,900
Deferred revenue                                                                                1,746           2,434
Current portion of capital lease obligations                                                       18             168
                                                                                            ---------       ---------
          Total current liabilities                                                             9,299           8,783

Capital lease obligations, less current portion                                                  --                57
                                                                                            ---------       ---------
Total liabilities                                                                               9,299           8,840
                                                                                            ---------       ---------

Stockholders' Equity:
Common stock, $0.01 par value. 60,000,000 shares authorized as of March 31, 2001 and September 30, 2000, respectively. 31,797,922 and 31,632,125 shares
     issued and outstanding at March 31, 2001 and September 30, 2000, respectively                316             316

Treasury stock                                                                                    (26)           --
Additional paid-in capital                                                                    131,994         132,007
Notes receivable from stockholders                                                               (598)           (598)
Deferred stock-based compensation                                                                (101)           (423)
Accumulated other comprehensive losses                                                           (101)            (89)
Accumulated deficit                                                                          (118,361)       (107,439)
                                                                                            ---------       ---------
          Total stockholders' equity                                                           13,123          23,774

Total liabilities and stockholders' equity                                                  $  22,422       $  32,614
                                                                                            =========       =========

             The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                             1

                                                         NETOBJECTS, INC.
                                                         AND SUBSIDIARIES
                         Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss
                                         (In thousands, except share and per share data)
                                                                  Three months ended March 31,      Six months ended March 31,
                                                                ---------------------------------  ------------------------------
                                                                     2001            2000              2001           2000
                                                                ---------------------------------  ------------------------------
Revenues:
     Software license fees, training and online revenue         $    1,317         $    5,618       $     2,557    $    10,343
     Software license and service revenue from IBM                     287              2,171               560          3,293
                                                                -----------        -----------      -----------    -----------
         Total revenues                                              1,604              7,789             3,117         13,636
                                                                -----------        -----------      -----------    -----------
Cost of revenues:
     Software licenses, training and online                          2,271               (434)            4,421          1,667
     Global services                                                   520               --                 800           --
                                                                -----------        -----------      -----------    -----------
         Total cost of revenues                                      2,791               (434)            5,221          1,667
                                                                -----------        -----------      -----------    -----------
Gross profit                                                        (1,187)             8,223            (2,104)        11,969
                                                                -----------        -----------      -----------    -----------
Operating expenses:
     Sales and marketing                                             2,889              7,940             6,484         12,637
     Research and development                                        1,858              2,508             4,527          5,098
     General and administrative                                      1,236              1,323             2,514          2,705
     Amortization of intangible assets                               2,365              2,017             4,763          4,034
     Terminated investment activities                                1,791               --               2,705           --
     Stock-based compensation                                           93                144               209            350
                                                                -----------        -----------      -----------    -----------
         Total operating expenses                                   10,232             13,932            21,202         24,824
                                                                -----------        -----------      -----------    -----------
Operating loss                                                     (11,419)            (5,709)          (23,306)       (12,855)
Interest income (expense)                                               38                277                96            651
                                                                -----------        -----------      -----------    -----------

     Loss before income taxes                                      (11,381)            (5,432)          (23,210)       (12,204)
                                                                -----------        -----------      -----------    -----------
Income taxes                                                            12                 12                24             24
                                                                -----------        -----------      -----------    -----------
Net loss from continuing operations                             $  (11,393)        $   (5,444)      $   (23,234)   $   (12,228)
Loss from discontinued operations of Enterprise                 $     (225)        $     (993)      $    (2,797)   $    (1,906)
Gain from sale of the Enterprise division                       $   15,108         $     --         $    15,108    $      --
                                                                -----------        -----------      -----------    -----------
Net income (loss)                                                    3,490             (6,437)          (10,923)       (14,134)
                                                                -----------        -----------      -----------    -----------
Translation adjustment                                                  (4)                (9)              (12)           (20)
                                                                -----------        -----------      -----------    -----------
     Comprehensive income (loss)                                $    3,486         $   (6,446)      $   (10,935)   $   (14,154)
                                                                ===========        ===========      ===========    ===========

Net profit (loss) per share from continuing operations:
Basic                                                           $     0.11         $    (0.23)      $     (0.35)   $     (0.52)
                                                                ===========        ===========      ===========    ===========
Diluted                                                         $     0.11         $    (0.23)      $     (0.35)   $     (0.52)
                                                                ===========        ===========      ===========    ===========
Net loss per share from discontinued operations:
Basic                                                           $    (0.01)        $    (0.04)      $     (0.09)   $     (0.07)
                                                                ===========        ===========      ===========    ===========
Diluted                                                         $    (0.01)        $    (0.04)      $     (0.09)   $     (0.07)
                                                                ===========        ===========      ===========    ===========
Net profit per share from sale of the Enterprise division:
Basic                                                           $     0.48         $     --         $      0.48    $      --
                                                                ===========        ===========      ===========    ===========
Diluted                                                         $     0.48         $     --         $      0.48    $      --
                                                                ===========        ===========      ===========    ===========

Shares used to calculate net profit (loss) per share:

Basic                                                           31,694,115         27,769,924        31,662,271     27,299,084
                                                                ===========        ===========      ===========    ===========
Diluted                                                         31,795,146         27,769,924        31,662,271     27,299,084
                                                                ===========        ===========      ===========    ===========

                The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                2

                                                        NETOBJECTS, INC.
                                                        AND SUBSIDIARIES
                                    Unaudited Condensed Consolidated Statements of Cash Flows
                                                         (in thousands)
                                                                                               Six months ended March 31,
                                                                                          --------------------------------------
                                                                                                 2001              2000
                                                                                          --------------------------------------
Cash used in operating activities:
Net loss from continuing operations                                                       $          (23,234) $         (12,228)
Net loss from discontinued operations                                                                 (2,797)            (1,906)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                                                        714                812
     Amortization of intangible assets                                                                 4,866              4,079
     Amortization of deferred stock-based compensation                                                   269                350
     Terminated prepaid contract related to sale of Enterprise division                                1,385                  -
     Expenses related to the sale of Enterprise division                                             (1,402)                  -
     Changes in allowance for doubtful accounts and returns on accounts receivable                       (2)               (284)
     Changes in allowance for doubtful accounts on notes receivable                                    1,500                  -
     Changes in operating assets and liabilities:
          Accounts receivable                                                                          3,485             (5,242)
          Other receivables                                                                             (264)                 -
          Prepaid expenses                                                                               691             (3,410)
          Other current assets                                                                            (7)              (351)
          Other long term assets                                                                         (25)                 -
          Accounts payable                                                                               750               (592)
          Accrued compensation                                                                          (768)               197
          Other accrued liabilities                                                                      268              1,455
          Deferred revenue                                                                              (688)             1,173
                                                                                          --------------------------------------
               Net cash used in operating activities                                                 (15,259)           (15,947)
                                                                                          --------------------------------------
Cash provided by (used in) investing activities:
     Purchases of property and equipment                                                                   -             (1,593)
     Notes receivable issued to Mycomputer.com                                                        (1,500)                 -
     Cash paid for Sitematic Corporation, net of cash acquired                                             -             (1,297)
     Proceeds from sale of short-term investments                                                          -              9,331
                                                                                          --------------------------------------
               Net cash provided by investing activities                                              (1,500)             6,441
                                                                                          --------------------------------------
Cash provided by financing activities:
     Proceeds from short-term borrowings                                                                 750                  -
     Repayment of short-term borrowings                                                                 (750)                 -
     Proceeds from sale of Enterprise division                                                        18,000                  -
     Payment on capital lease obligations                                                               (207)              (161)
     Proceeds from issuance of common stock, net of issuance costs                                       (12)             2,447
     Repurchases of common stock                                                                          26                  -
                                                                                          --------------------------------------
               Net cash provided by financing activities                                              17,807              2,286
                                                                                          --------------------------------------
Effect of exchange rate changes on cash                                                                  (12)               (20)
Net increase (decrease) in cash                                                                        1,036             (7,240)
Cash and cash equivalents at beginning of period                                                       8,323             23,623
                                                                                          --------------------------------------
Cash and cash equivalents at end of period                                                             9,359             16,383
                                                                                          ======================================
Supplemental disclosures of cash flow information:                                        $               -   $              14
Interest paid
  Noncash investing and financing activities:
    Equipment recorded under capital leases                                               $               -   $             229
    Issuance of common stock for acquisition                                              $               -   $          13,478
    Issuance of stockholders note receivable                                              $               -   $             200
    Deferred stock-based compensation on cancellation of stock options                    $              53   $             108


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

         On October 4, 1999 NetObjects acquired Sitematic Corporation and issued common stock that reduced IBM's ownership to less than 50%.

         On July 14, 2000, NetObjects acquired Rocktide Corporation and issued common stock that reduced IBM's ownership to 48%.

         On September 29, 2000, the Company entered into an agreement with IBIZU, Inc., a privately held company (IBIZU) pursuant to which the Company acquired a preferred equity interest in IBIZU in exchange for the transfer of certain technology rights developed by the Company. The Company accounts for this investment using the equity method of accounting.

         NetObjects provides software, solutions, and services that enable small
businesses  to  build,   deploy  and  maintain  websites  online,   and  conduct
e-business.

2.       Summary of Significant Accounting Policies

         Basis of Presentation of Interim Financial Statements

         The accompanying unaudited condensed consolidated financial statements of NetObjects, Inc. and subsidiaries ("the Company" or "NetObjects") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended September 30, 2000 included in the Company's Annual Report on Form 10-K filed December 29, 2000.

         Net Loss per Share

         Basic net loss per share is computed using the weighted average number of outstanding shares of common stock, excluding shares of common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, shares of restricted common stock subject to repurchase and options and warrants to purchase common stock using the treasury stock method, and from convertible securities using the if-converted basis. In loss periods, basic and dilutive loss per share are identical since the impact of common equivalent shares is anti-dilutive.

         Diluted net income per share for the three-months ended March 31, 2001 includes common stock equivalents of 101,030 shares with a weighted-average exercise price of $0.50 per share. Diluted net loss per share for the six-months ended March 31, 2001, does not include the effect of warrants to purchase 336,528 shares of common stock with a weighted average exercise price of $7.70, options to purchase 9,729,017 shares of common stock with a weighted-average exercise price of $7.40 per share, or 33,262 shares of common stock issued and subject to repurchase by the Company at a weighted-average price of $0.16, because their effects are anti-dilutive.

         Diluted net loss per share for the three-months and six-months ended March 31, 2000, does not include the effect of warrants to purchase 336,528 shares of common stock with a weighted average exercise price of $7.70, options to purchase 6,785,305 shares of common stock with a weighted-average exercise price of $8.11 per share, or 34,607 shares of common stock issued and subject to repurchase by the Company at a weighted-average price of $0.16, because their effects are anti-dilutive.

                        NETOBJECTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

         At March 31, 2001, the Company had outstanding warrants to purchase 253,195 shares of common stock with an exercise price of $6.68, that expire in October 2003 and February 2004, respectively, and 83,333 shares of common stock with an exercise price of $10.80 and an expiration date in December 2002. All outstanding warrants as of March 31, 2001 are held by IBM.

         As of March 31, 2000, the Company had outstanding warrants to purchase 253,195 shares of common stock with an exercise price of $6.68, that expire on October 8, 2003 and February 18, 2004, respectively, and 83,333 shares of common stock with an exercise price of $10.80 and expiration dates between March 2000 and December 2000.

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

3. Segment Information

In the first quarter of 2001, the Company transitioned from a software vendor to a provider of online solutions for small business with a focus on NetObjects Fusion and NetObjects Matrix. The Company further transitioned to the new business model with the culmination of the sale of the Enterprise division to Merant Incorporated on February 18, 2001. The activity related to the Enterprise division has been recorded in the discontinued operations section of the Statement of Operations. For the fiscal year 2001, the Company's main revenue streams are from Fusion MX Sales, and Matrix and Online services.

                                For the three month period ending March 31, 2001
                                                      Matrix
                                                       and
                                     Fusion           Online
                                     Revenue         Services           Total
                               ------------------  ---------------   -----------
Revenues:
  Domestic license and Online              $  598             $209        $  807
  International license                       463                            463
  Software training                            47                             47
  IBM license                                 253               34           287
                               ------------------  ---------------  ------------
Total Revenue                              $1,361             $243        $1,604
                               ==================  ===============  ============

                                For the six month period ending March 31, 2001
                                                       Matrix
                                                        and
                                     Fusion            Online
                                     Revenue          Services          Total
                               ------------------  ---------------   -----------
Revenues:
  Domestic license and Online              $  796             $381        $1,177
  International license                     1,217                          1,217
  Software training                           163                            163
  IBM license                                 526               34           560
                               ------------------  ---------------  ------------
Total Revenue                              $2,702             $415        $3,117
                               ==================  ===============  ============

                        NETOBJECTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

                                For the three month period ending March 31, 2000
                                                       Matrix
                                                        and
                                     Fusion            Online
                                     Revenue          Services          Total
                               ------------------  ---------------   -----------
Revenues:
     Domestic license and Online           $1,743             $147        $1,890
     International license                  3,728                -         3,728
     Software training                          -                -             -
     IBM license                            2,171                -         2,171
                               ------------------  ---------------  ------------
Total Revenue                              $7,642             $147        $7,789
                               ==================  ===============  ============

                                For the six month period ending March 31, 2000
                                                       Matrix
                                                        and
                                     Fusion            Online
                                     Revenue          Services          Total
                               ------------------  ---------------   -----------
Revenues:
Revenues:
     Domestic license and Online           $4,034             $313        $4,034
     International license                  5,996                -         5,996
     Software training                          -                -             -
     IBM license                            3,293                -         3,293
                               ------------------  ---------------  ------------
Total Revenue                             $13,323             $313       $13,636
                               ==================  ===============  ============

4.       Discontinued Operations and Divestitures

On February 18, 2001, the Company sold the Enterprise division to Merant, inorporated for approximately $18 million in cash. As a result of the divestiture, the Company recorded a pre-tax gain of $15.1 million. The NetObjects Enterprise division includes NetObjects Collage, NetObjects Authoring Server and professional services for training and support of these products. The cash obtained from the sale will be used for operating capital.

5.       Deferred stock-based compensation

         The amortization of deferred employee stock-based compensation combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

                                       Three months ended March 31,
                                     ----------------------------------
                                          2001                  2000
                                     ----------------------------------

Sales & marketing                      $       33           $       34
Research & development                          7                   18
General & administrative                       53                   92
                                     ----------------------------------
                                       $       93           $      144
                                     ----------------------------------

                                          Six months ended March 31,
                                     ----------------------------------
                                          2001                  2000
                                     ----------------------------------
Sales & marketing                      $       73           $       78
Research & development                         18                   35
General & administrative                      118                  237
                                     ----------------------------------
                                       $      209           $      350
                                     ----------------------------------

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

Overview

         NetObjects has been helping small businesses transition successfully to the online world, both directly and through global customers since 1995. Our Web-site building applications have garnered over 75 awards and eleven patents; to date, we have licensed over 10 million copies of our flagship product NetObjects Fusion which has become the backbone of millions of small business websites. With the release of both FusionMX and the Matrix Platform, NetObjects will continue to transition its business model from a predominantly software license revenue model to one driven and sustained by online subscription revenue.

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

         In July, 2000, we acquired privately-held Rocktide, Inc. for $3.6 million in NetObjects common stock and $0.4 million in cash. Rocktide is a provider of the next generation application service provider (ASP) technology and wireless e-Services that help Web-enable businesses worldwide. This product technology was incorporated in our newly branded Matrix Platform, which was developed on October 30, 2000. The NetObjects Matrix Platform is an integrated solution using open standards to ensure seamless integration with a wide range of environments and business models. Matrix is designed specifically to help our service providers open a new and recurring revenue stream, build customer loyalty, and leverage their brand by offering a compelling suite of solutions to their small business customers. Matrix provides the most relevant, integrated suite of online applications that empower small businesses to grow their business using the power of the Internet.

         On March 12, 2001, we launched FusionMX, which provides both online and software solutions that enable small businesses to build, deploy and maintain Internet web sites, and applications to conduct e-business; and enable large enterprises to create corporate intranets. NetObjects Fusion MX is a key part of NetObjects' strategy to transform itself from a desktop applications company to a provider of monthly subscription-based software and online services for small businesses. The Fusion MX software is the first demonstration of the NetObjects Universal Service Delivery architecture. This core technology - a part of the NetObjects Matrix Platform - gives NetObjects an unmatched ability to integrate hosted online applications from third-party solution providers seamlessly into the Website building and maintenance experience.

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

         We recognize service revenues as services are rendered, or, if applicable, using the percentage-of-completion method. We defer web-site hosting subscriptions, which typically are paid up-front, and recognize these fees as revenue ratably over the term of the contract, which ranges from one to 48 months. We defer recognition of maintenance fees, paid primarily for support and upgrades, upon receipt of payment and recognize the related revenues ratably over the term of the contract, which typically is 12 months. These payments generally are made in advance and are nonrefundable.

         Due to the transformation of our business model, on February 18, 2001, we sold our Enterprise division, including our Collage platform to Merant Incorporated for $18 million in cash. Only $14 million was paid in cash in the quarter ended March 31, 2001 and $4 million was advanced to NetObjects in the quarter ended December 31, 2000. NetObjects Collage provides an integrated
platform  that  combines  collaboration  with  content  management,   enterprise
integration, and dynamic application services. The sale of the Enterprise division is part of NetObjects' previously announced transition from a pure play software vendor to a provider of online solutions for small business with focus on NetObjects Fusion and NetObjects Matrix.

         Most of the employees of the Enterprise division were hired by Merant Incorporated. In addition, during the quarter ended March 31, 2001, in order to facilitate this transition in January, 2001, we reduced further the number of personnel and part-time employees by 32 and 4 respectively. Total employment was 78 people at the end of the quarter compared to 218 people at March 31, 2000.

         On January 10, 2001, the Company granted an aggregate amount of 3,025,600 stock options to all the employees at an option price equivalent to the market price at the close of the business day, of $0.468 per share.
Executive officers of the Company received a total of 1,400,000 of these options. The initial grant of 1,512,800 stock options will vest with respect to one quarter of the shares on July 10, 2001 and the remaining shares vest in 18 equal monthly installments thereafter, subject to the optionee's continued employment with the issuer. The remaining 1,512,800 stock options will vest with respect to one quarter of the shares on September 1, 2001, and the remaining shares vests in 18 equal monthly installments thereafter, subject to the optionee's continued employment with the issuer.

         We have incurred substantial net losses in each fiscal period since our inception and, as of March 31, 2001, had an accumulated deficit of $118 million. Such net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of our products and establishing our brand identity, marketing organization, domestic and international sales channels, and general and administrative infrastructure. Our operating expenses before goodwill amortization and other non-cash charges decreased in the first two quarters of fiscal year 2001, but we expect to continue to incur substantial losses from operations for the foreseeable future.

         Our future operating results must be considered in light of our limited operating history and the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly evolving markets such as the market for web site building software and services. To achieve our new business objectives we will need to do the following:

         o Become a leading supplier of B2B online services for partners that reach small business;
         o     Continue  to  develop  successful  new   versions  of our product
               offerings;
         o Continue to be a leading provider of e-business product solutions for building Web sites, and of online services for small businesses;
         o Respond quickly and effectively to competitive, market, and technological developments;
         o     Control expenses;
         o Continue to attract, train, and retain qualified personnel in the competitive online market place: and
         o Maintain existing relationships and establish new relationships with leading Internet hardware, software and online companies, such as our existing OEM resellers.

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

         Our total revenues fluctuate from quarter to quarter due to many factors , including new product and product upgrade introductions. In addition, we attempt to limit sales of existing products during the months preceding the release of upgraded products in order to reduce returns of the older product from some of our direct and indirect channel resellers. The timing of our recognition of revenues from strategic arrangements with other companies has contributed to fluctuations in revenues from quarter to quarter. During the three months ended March 31, 2001, we had IBM revenue from software license and service revenues of $287 as compared to earned license fees and on-line service fees of $273 from IBM for the three months ended December 31, 2000. We have no ongoing commitments from IBM that will generate significant revenues for us.

         Other factors contributing to uncertainty and fluctuations in our quarterly operating results include seasonal demand for our products and services, costs of litigation and intellectual property protection, technical difficulties with respect to the use of our products, general economic conditions and economic conditions specifically related to businesses dependent upon the Internet. The promptness with which sales and licensing data, used in recognizing product royalties, is delivered to us from third parties also may affect quarterly operating results. It often is difficult to forecast the effect these factors will have on our results of operations for any given fiscal quarter.

         Fluctuations in revenues from IBM, other third party distributors and other general and seasonal factors are likely to be continued for the foreseeable future. Further, we believe that period-to-period comparisons of historical operating results should not be relied upon as an indication of future performance. Our objective in implementing our new business model based on recurring subscription revenue, was to reduce those severe fluctuations that our company has experienced in the past. This will require several quarters to achieve, and in the meantime, our revenue can and will be subject to significant variations from quarter to quarter. In addition, operating results may fall below our expectations or the expectations of securities analysts or investors in some future quarter and our stock price may decline substantially.


Results of Operations

The following table sets forth financial data for the periods indicated as a percentage of total revenues:

                                       Statement of Operations as a Percentage of Total Revenue

                                                                Three months ended March 31,         Six months ended March 31,
                                                            -------------------------------------------------------------------
                                                                      2001               2000            2001            2000
                                                            -------------------------------------------------------------------
 Revenues:
      Software license fees, training and online revenue                 82%               72%              82%             76%
      Software license and service revenue from IBM                      18                28               18              24
                                                            -------------------------------------------------------------------
           Total revenues                                               100               100              100             100
                                                            -------------------------------------------------------------------
 Cost of revenues:
      Software licenses, training and online                            142                (6)             142              12
      Global services                                                    32                 -               26               -
                                                            -------------------------------------------------------------------
           Total cost of revenues                                       174                (6)             168              12
                                                            -------------------------------------------------------------------
 Gross profit                                                           (74)              106              (68)             88
                                                            -------------------------------------------------------------------
 Operating expenses:
      Sales and marketing                                               180               102              208              93
      Research and development                                          116                32              145              37
      General and administrative                                         77                17               81              20
      Amortization of intangible assets                                 147                26              152              30
      Termination of investment activities                              112                 -               87               -
      Stock-based compensation                                            6                 2                7               3
                                                            -------------------------------------------------------------------
           Total operating expenses                                     638               179              681             183
                                                            -------------------------------------------------------------------
 Operating loss                                                        (712)              (73)            (749)            (95)
 Interest income (expense)                                                2                 4                3               5
                                                            -------------------------------------------------------------------

      Loss before income taxes                                         (710)              (69)            (746)            (90)
 Income taxes                                                             1                 -                1               -
                                                            -------------------------------------------------------------------
      Net loss from continuing operations                              (711)              (69)            (745)            (90)
      Loss from discontinued operations                                 (14)              (13)             (90)            (14)
      Gain from sale of the Enterprise division                         942                 -              485               -
                                                            -------------------------------------------------------------------
      Net income (loss)                                                 217               (82)            (350)           (104)
 Translation adjustment                                                   -                 -                -               -
                                                            -------------------------------------------------------------------
      Comprehensive income (loss)                                       217               (82)            (350)           (104)
                                                            ===================================================================


Three Months Ended March 31, 2001 and 2000

         Revenues. Total revenues from continuing operations decreased to approximately $1.6 million from approximately $7.8 million for the three months ended March 31, 2001 and 2000, respectively. The 79% decrease year-over-year was primarily due to our restructuring and substantially reduced NetObjects license fees from large OEM or enterprise licensing deals during the current quarter.

         IBM software license fees for the three months ended March 31, 2001 and 2000 were $0.3 million and $2.2 million, respectively. We do not anticipate that future sales to IBM will grow substantially going forward.

         Cost of Revenues. Our cost of software license fees includes the cost of product media, duplication, manuals, packaging materials, shipping, technology licensed to us and fees paid to third-party vendors for order fulfillment. Since October 1999, our cost of software license fees has included the cost of providing online hosting, including royalty payments. Our cost of software license fees was approximately $2.3 million for the three-months ended March 31, 2001. Excluding a one-time credit of $1.4 million, the comparable cost for the three-months ended March 31, 2000 was $1.0 million. The three-months ended March 31, 2001 contained a one-time charge of $0.9 million relating to an online services contract termination.

         Our cost of global service revenues of $0.5 million are directly related to the NetObjects Matrix Builder. As the rollout of the Matrix Builder continues, these costs of revenues shall increase directly related to the expected increase in global services revenue. If we expand our licenses and service agreements for Matrix Builder, we expect the cost of service revenues to increase directly as we assign personnel to these activities.

         Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, commissions, consulting fees, tradeshow expenses, advertising, marketing materials and the cost of customer service operations. Sales and marketing expenses were approximately $2.9 million and $7.9 million for the three months ended March 31, 2001 and 2000, respectively, representing a reduction of 64% year-over-year. The decrease in sales and marketing expenses resulted from the reduction in personnel, and a reduction in discretionary spending on marketing programs.

         Research and Development. Our research and development expenses consist primarily of salaries and consulting fees to support product development. To date, we have expensed all research and development costs as we have incurred them because we generally establish the technological feasibility of our products upon completion of a working model. We have not yet incurred significant costs between the date of completion of a working model and the date of general release of a product. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to modestly increase in dollar amounts from current levels. Research and development expenses were $1.9 million and $2.5 million for the three months ended March 31, 2001 and 2000 due mainly to a reduction in contractor expenses.

         General and Administrative. Our general and administrative expenses consist primarily of salaries and fees for professional services. General and administrative expenses were $1.2 million and $1.3 million for the three months ended March 31, 2001 and 2000. During the quarter, expenses associated with divestiture of Enterprise division offset decreases associated with reductions in workforce and facilities.

         Amortization of intangible assets. Amortization of goodwill and other intangible assets increased to $2.4 million from $2.0 for the three months ended March 31, 2001 and 2000, respectively. The increase was predominantly attributable to the amortization of goodwill recorded in connection with the purchase of Rocktide Corporation in July, 2000.

         Stock-Based Compensation. For the three months ended March 31, 2001 and 2000, we incurred stock-based compensation charges of approximately $93 thousand and $144 thousand for each period, respectively. These stock-based compensation charges are being amortized on an accelerated basis over the vesting period of the options in a manner consistent with Financial Accounting Standards Board
(FASB) Interpretation No. 28.

         Other Income (Expense). We earned interest income of $38 thousand and $277 thousand for the three months ended March 31, 2001 and 2000, respectively.

         Income taxes. We have had a net operating loss for each period since our inception through March 31, 2001. Our accumulated deficit through this period is approximately $118 million. We recorded an income tax provision of approximately $12 thousand in the three months ended March 31, 2001 related to income earned by our international operations.

         Translation Adjustment. For the three months ended March 31, 2001 and 2000, we incurred a translation loss of $4k and $9k, respectively. Due to the restructuring and sale of the Enterprise division, our level of international operations has also decreased causing a decrease in the level of foreign activity.

Six Months Ended March 31, 2001 and 2000

         Revenues. Total revenues from continuing operations decreased to approximately $ 3.1 million from approximately $13.6 million for the six months ended March 31, 2001 and 2000, respectively. The 77% decrease year-over-year was primarily due to our restructuring and substantially reduced NetObjects license fees from large OEM or enterprise licensing deals during the current quarter.

         IBM software license fees for the six months ended March 31, 2001 and 2000 were $0.6 million and $3.3 million, respectively. We do not anticipate that future sales to IBM will grow substantially going forward.

         Cost of Revenues. Our cost of software license fees includes the cost of product media, duplication, manuals, packaging materials, shipping, technology licensed to us and fees paid to third-party vendors for order fulfillment. Since October 1999, our cost of software license fees has included the cost of providing online hosting, including royalty payments. Our cost of software license fees was approximately $4.4 million and $1.7 million for the six-months ended March 31, 2001 and 2000, respectively.

         Our cost of global service revenues of $0.8 million are directly related to the NetObjects Matrix Builder. As the rollout of the Matrix Builder continues, these costs of revenues shall increase directly related to the increase in global services revenue. During the six months ended March 31, 2000, there were no cost of service revenues.

         Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, commissions, consulting fees, tradeshow expenses, advertising, marketing materials and the cost of customer service operations. Sales and marketing expenses were approximately $6.5 million and $12.6 million for the six months ended March 31, 2001 and 2000, respectively, representing a 40% year-over-year reduction.

         Research and Development. Our research and development expenses consist primarily of salaries and consulting fees to support product development. To date, we have expensed all research and development costs as we have incurred them because we generally establish the technological feasibility of our products upon completion of a working model. We have not yet incurred significant costs between the date of completion of a working model and the date of general release of a product. We believe that continued investment in research and development is critical to attaining our strategic objectives and, as a result, we expect research and development expenses to modestly increase in dollar amounts from current levels. Research and development expenses were $4.5 million and $5.1 million for the six months ended March 31, 2001 and 2000
respectively,   representing  an  11%  reduction  year-over-year.

         General and Administrative. Our general and administrative expenses consist primarily of salaries and fees for professional services. General and administrative expenses were $2.5 million and $2.7 million for the six months ended March 31, 2001 and 2000, respectively.

         Amortization of intangible assets. Amortization of goodwill and other intangible assets increased to $4.7 million from $4.0 for the six months ended March 31, 2001 and 2000, respectively. The increase was predominantly attributable to the amortization of goodwill recorded in connection with the purchase of Rocktide Corporation in July, 2000.

         Stock-Based Compensation. For the six months ended March 31, 2001 and 2000, we incurred stock-based compensation charges of approximately $209 thousand and $350 thousand for each period, respectively. These stock-based compensation charges are being amortized on an accelerated basis over the vesting period of the options in a manner consistent with FASB Interpretation No. 28.

         Other Income (Expense). We earned interest income of $96 thousand and $651 thousand for the six months ended March 31, 2001 and 2000, respectively.

         Income taxes. We have had a net operating loss for each period since our inception through March 31, 2001. Our accumulated deficit through this period is approximately $118 million. We recorded an income tax provision of approximately $24 thousand in the six months ended March 31, 2001 related to income earned by our international operations.

         Translation Adjustment. For the six-months ended March 31, 2001 and 2000, we incurred a translation loss of $12k and $20k, respectively. Due to the restructuring and sale of the Enterprise division, our level of international operations has also decreased causing a decrease in the level of foreign activity.

Liquidity and Capital Resources

         At March 31, 2001, NetObjects had cash and cash equivalents totaling $9.4 million, an increase of $1.0 million from September 30, 2000. Cash flows were primarily affected by losses from continuing operations, loans of $2.2 million in connection with the aborted acquisition of MyComputer.com, which we have written off and expensed completely as of March 31, 2001, and the sale of the Enterprise division.

         Net cash used in operating activities was $15.3 million and $15.9 million for the six months ended March 31, 2001 and 2000. For the period ended March 31, 2001, net cash used in operating activities included a decrease in accounts receivable of approximately $3.5 million, due to reduced operating revenues; terminated prepaid contract of $1.4 million and expenses of $1.4 million related to the sale of the Enterprise division. Net cash used in operating activities for the period ended March 31, 2000 included an increase in accounts receivable of $5.5 million due to slower than expected rate of collections.

         Net cash used in investing activities was ($1.5) million for the six months ended March 31, 2001 as compared to $6.4 million net cash provided by investing activities for the six months ended March 31, 2000. The decrease was related to the payment of cash in the Sitematic acquisition included for the six month period ending March 31, 2000.

         Net cash provided by financing activities was approximately $17.8 million for the six months ended March 31, 2001 as compared to $2.3 million for the six months ended March 31, 2000. Net cash provided by financing activities for the six months ended March 31, 2001 consisted primarily of the option proceeds from the sale of the Enterprise division to Merant Incorporated of $18.0 million.

         We anticipate a moderate decrease in our operating expenses over the next two quarters as we transition to the new business model. However, we expect our operating expenses to continue to constitute a material use of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. The sale of the Enterprise division created additional capital to fund future operations, however if we fail to raise additional capital to fund future operations our business, financial condition and results of operations will be materially and adversely affected, and our stock price will decline substantially.

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

         Without raising new proceeds from the sale of assets, debt or equity financing, we will not have enough cash to remain in business. For the year ended September 30, 2000, our auditors, KPMG LLP, in their independent auditors' report, have expressed "substantial doubt" as to our ability to continue as a going concern. This doubt is based on our significant operating losses since we were formed, and our insufficient funds as of September 30, 2000 to finance our operations through fiscal year 2001. As of February 18, 2001, we sold the Enterprise Division of the Company and received approximately $18 million in consideration. The proceeds of this divestiture are being utilized to fund current operations.

         We believe that our current cash and cash equivalents, are adequate to finance our current level of operations only for a short period. We may seek to raise additional capital to fund future operations through the sale of additional equity securities, new borrowings, some combination of debt and equity, or other available transactions. If we fail to raise additional capital to fund future operations our business, financial condition and results of operations will be materially and adversely affected.

We have a history of substantial losses and expect substantial losses in the future.

         We were incorporated in November 1995 and first recognized revenues in October 1996. As of March 31, 2001, we had an accumulated deficit of approximately $118 million. We expect to sustain significant losses for the foreseeable future, which could harm our business and decrease the market price of our stock.

         To achieve and sustain profitability, we must, among other things, increase substantially our revenues from our two principal products, NetObjects Fusion and NetObjects Matrix, and substantially increase our revenues from professional and online services, which have been insignificant to date.

         Our revenues will be substantially lower in fiscal year 2001 as we change our business model.

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

         Revenues from IBM have been a substantial portion of our total revenues, representing approximately 18% and 19% of our total revenues for the three month period ending March 31, 2001 and the fiscal year ending September 30, 2000, respectively. Lotus also currently markets, bundles and sells our products and has created foreign language, or "localized," versions of our software, for which IBM pays us reduced royalties on products that it sells outside the U.S. Lotus' obligation to create localized versions of our software expired on December 31, 1999. We may need to incur substantial additional expense to obtain localized versions of new products or product upgrades from Lotus or other vendors if necessary to satisfy the requirements of key customers.

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

         As of March 31, 2001 IBM owns approximately 48.0% of our common stock and holds warrants that if exercised, would increase its ownership to approximately 48.4% of our outstanding voting securities. As our largest stockholder, with three representatives on our board of directors, IBM has substantial influence over our direction and management, and may be able to prevent or cause a change in control of us and could take other actions that might be favorable to IBM and potentially harmful to us.

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

         The market for web site building software and services for the Internet and corporate intranets is relatively new, constantly evolving and intensely competitive. We expect competition to intensify in the future, particularly in the market for subscription based online Web site services for small business. Many of our current and potential competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources, and we may be unable to compete effectively against them. We compete for small business customers with web content software makers like Adobe, Macromedia, and Microsoft and in the on-line web hosting and services with providers like Verio, Bigstep, Icat, and Yahoo Store. Microsoft's FrontPage, a web site building software product, has a dominant market share. Microsoft bundles FrontPage 2000 in several versions of the Office 2000 product suite that dominates the market for desktop business application software. For our enterprise customers, we compete in the Internet application development and services market with companies such as Interwoven and Vignette. New technologies and the expansion of existing technologies could also increase the competitive pressures on us by enabling our competitors to offer lower-cost or superior products or service. Increased competition could diminish the value of our products and services and result in reduced operating margins and loss of market share. We cannot assure you that we will be able to compete successfully against current or future competitors.

We may not be able to accurately forecast revenue and adjust spending.

         As a result of our transition to a new business model, our business is evolving rapidly, and we have a very limited operating history, therefore, we have little experience in forecasting our revenues. Our expense levels are based in part on our expectations of future revenues, and to a large extent those expenses are fixed, particularly in the short-term. We cannot be certain that our revenue expectations will be accurate or that we will be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

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

         In the quarter ending March 31, 2001, our revenues were derived entirely from the sales of NetObjects Fusion software. On February 18, 2001 we sold the Enterprise Division to Merant Incorporated for approximately $18 million in cash. About 68% of our revenues from software license fees in fiscal 2000 were derived from NetObjects Fusion, and we expect that this single product will continue to account for the majority of our total revenues in the near-term. To remain competitive, software products typically require frequent updates that add new features. There can be no assurance that we will succeed in creating and selling updated or new versions of NetObjects Fusion. A decline in demand for, or in the average selling price of, NetObjects Fusion, whether as a result of new product introductions or price competition from competitors, technological change or otherwise, would hurt our business or cause our stock price to fall.

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

         As of March 31, 2001 IBM owns approximately 48.0% of our outstanding stock and holds warrants that if exercised, would increase its ownership to approximately 48.4% of our outstanding voting securities. That ownership interest and provisions of our restated certificate of incorporation, bylaws, a voting agreement between us and IBM and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price.

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

         International sales represented approximately 29% of our total revenues in the quarter ended March 31, 2001 and approximately 50% of our total revenues in the quarter ended December 31, 2000. International sales represented approximately 39% and 44% of our total revenues for the six-month periods ended March 31, 2001 and 2000, respectively. We intend to expand the scope of our international operations and currently have a subsidiary in the United Kingdom. Our continued growth and profitability will require continued expansion of our international operations, particularly in Europe.

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

         To make these acquisitions or large investments we might use cash, common stock or a combination of cash and common stock. If we use common stock, these acquisitions could further dilute existing stockholders. Amortization of goodwill or other intangible assets resulting from acquisitions, as in the case of our Sitematic and Rocktide acquisitions, could materially impair our operating results and financial condition. Furthermore, there can be no assurance that we would be able to obtain acquisition financing, or that any acquisition, if consummated, would be smoothly integrated into our business. If we make acquisitions or large investments and are unable to surmount these risks, our business could be harmed, our revenues could decrease and our stock price could fall.

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

         As of March 31, 2001, we had cash and cash equivalents of $9.4 million, including approximately $4.5 million in money market funds with maturities of less than 90 days. Based upon our balance of cash and cash equivalents at March 31, 2001, a decrease in interest rates of 0.5% would not cause a material decrease in our annual interest income.

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

                           PART II: OTHER INFORMATION

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)  None

                  (b) On March 6, 2001, we filed a report of Form 8-K with respect to the sale of the Company's Enterprise division to Merant Incorporated.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             NETOBJECTS, INC.

Date: May 15, 2001

                             /s/ Samir Arora
                             ----------------------------------------------
                             Samir Arora
                             Chairman of the Board, Chief Executive Officer and President (Duly Authorized Officer)


                             /s/ Ernie Cicogna
                             -----------------------------------------
                             Ernie Cicogna
                             Senior Vice President, Finance (Principal
                             Accounting Officer)