Form 10-Q
period 2001-06-30
NETOBJECTS INC
filed 2001-08-14
CIK 1009386

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period Ended June 30, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from      to     .
                                    ----    ----

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

As of July 31, 2001, the Registrant had outstanding 31,777,601 shares of common stock, $.01 par value.

================================================================================

                                TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at June 30, 2001
         and September 30, 2000..............................................  1

         Condensed Consolidated Statements of Operations and
         Comprehensive Loss for the three-months and nine-months
         ended June 30, 2001 and June 30, 2000................................ 2

         Condensed Consolidated Statements of Cash Flows for the
         nine-months ended June 30, 2001 and June 30, 2000.................... 3

         Notes to Condensed Consolidated Financial Statements................. 4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.................................. 8

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......... 20

PART II: OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 21

     Signatures.............................................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                        NETOBJECTS, INC.
                                        AND SUBSIDIARIES
                         UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 JUNE 30, 2001    SEPTEMBER 30, 2000
                                                                 -------------    ------------------
                                        ASSETS
Cash and cash equivalents                                          $   4,441          $   8,323
Accounts receivable, net of allowance for doubtful
  accounts of $790 and $1,315 at June 30, 2001 and
  September 30, 2000, respectively                                       883              5,647
IBM trade receivable                                                     285                250
Prepaid expenses                                                         508              2,845
Other current assets                                                     503                636
                                                                   ---------          ---------
       Total current assets                                            6,620             17,701

Property and equipment, net                                            1,535              2,700
                                                                   ---------          ---------
Intangible assets, net of amortization of $15,528
  and $8,297 as of June 30, 2001 and September 30, 2000,
  respectively                                                         3,459             10,690
Other long-term assets                                                   298              1,523
                                                                   ---------          ---------
Total Assets                                                       $  11,912          $  32,614
                                                                   =========          =========

                       LIABILITIES & STOCKHOLDERS' EQUITY
Accounts payable                                                   $   1,579          $     944
Accrued compensation                                                     640              1,337
Other accrued liabilities                                              4,304              3,900
Deferred revenue                                                       1,284              2,434
Current portion of capital lease obligations                              --                168
                                                                   ---------          ---------
       Total current liabilities                                       7,807              8,783

Capital lease obligations, less current portion                           --                 57
                                                                   ---------          ---------

Total liabilities                                                      7,807              8,840
                                                                   ---------          ---------
Stockholders' Equity:
  Common stock, $0.01 par value. 60,000,000 shares
    authorized as of June 30, 2001 and September 30, 2000,
    respectively. 31,799,616 and 31,632,125 shares
    issued and outstanding at June 30, 2001 and
    September 30, 2000, respectively                                     316                316

Treasury stock, 46,361 shares outstanding at June 30, 2001               (37)                --
Additional paid-in capital                                           131,985            132,007
Notes receivable from stockholders                                      (523)              (598)
Deferred stock-based compensation                                        (24)              (423)
Accumulated other comprehensive losses                                  (116)               (89)
Accumulated deficit                                                 (127,496)          (107,439)
                                                                   ---------          ---------
       Total stockholders' equity                                      4,105             23,774
                                                                   ---------          ---------

Total liabilities and stockholders' equity                         $  11,912          $  32,614
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

                                                  NETOBJECTS, INC.
                                                  AND SUBSIDIARIES
                              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                               AND COMPREHENSIVE LOSS
                                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                             THREE MONTHS ENDED JUNE 30,           NINE MONTHS ENDED JUNE 30,
                                                          -------------------------------       -------------------------------
                                                              2001               2000               2001              2000
                                                          ------------       ------------       ------------       ------------
Revenues:
  Software license fees, training and online revenue      $      1,068       $      5,290       $      3,625       $     15,633
  IBM software license and service revenue                          36              2,650       $        596              5,943
                                                          ------------       ------------       ------------       ------------
       Total revenues                                            1,104              7,940              4,221             21,576
                                                          ------------       ------------       ------------       ------------
Cost of revenues:
  Software licenses, and online                                    893              1,637       $      5,314              2,702
  Loss on prepaid service offering                                 923                 --       $        923                 --
  Services (professional and training)                             632                249       $      1,432                851
                                                          ------------       ------------       ------------       ------------
       Total cost of revenues                                    2,448              1,886              7,669              3,553
                                                          ------------       ------------       ------------       ------------
Gross profit                                                    (1,344)             6,054             (3,448)            18,023
                                                          ------------       ------------       ------------       ------------
Operating expenses:
  Sales and marketing                                            2,829              6,694              9,313             19,331
  Research and development                                       1,632              2,694              6,159              7,792
  General and administrative                                     1,071              1,652              3,585              4,357
  Amortization of intangible assets                              2,365              2,017              7,128              6,051
  Loss on impaired assets and terminated
    investment activities                                           13                 --              2,718                 --
  Stock-based compensation                                          68                  2                277                352
                                                          ------------       ------------       ------------       ------------
       Total operating expenses                                  7,978             13,059             29,180             37,883
                                                          ------------       ------------       ------------       ------------
Operating loss                                                  (9,322)            (7,005)           (32,628)           (19,860)
Interest income                                                    108                183                204                834
                                                          ------------       ------------       ------------       ------------
  Loss before income taxes                                      (9,214)            (6,822)           (32,424)           (19,026)
                                                          ------------       ------------       ------------       ------------
Income taxes                                                        12                 39                 36                 63
                                                          ------------       ------------       ------------       ------------

Net loss from continuing operations                       $     (9,226)      $     (6,861)      $    (32,460)      $    (19,089)
Gain (loss) from discontinued operations
  of Enterprise division                                  $         91       $       (473)      $     (2,706)      $     (2,379)
Gain from sale of the Enterprise division                 $         --       $         --       $     15,108       $         --
                                                          ------------       ------------       ------------       ------------

Net loss                                                        (9,135)            (7,334)           (20,058)           (21,468)
                                                          ------------       ------------       ------------       ------------

Translation adjustment                                             (15)               (22)               (27)               (42)
                                                          ------------       ------------       ------------       ------------

     Comprehensive loss                                   $     (9,150)      $     (7,356)      $    (20,085)      $    (21,510)
                                                          ============       ============       ============       ============
Basic and diluted net loss per share:
  From continuing operations                              $      (0.29)      $      (0.22)      $      (1.02)      $      (0.67)
                                                          ============       ============       ============       ============

  From discontinued operations and
    sale of the Enterprise division                       $         --       $      (0.02)      $       0.37       $      (0.08)
                                                          ============       ============       ============       ============

  Net loss                                                $      (0.29)      $      (0.24)      $      (0.65)      $      (0.75)
                                                          ============       ============       ============       ============

Shares used to compute basic and diluted net
  loss per share                                            31,758,932         30,884,783         31,694,492         28,475,635
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

                                NETOBJECTS, INC.
                                AND SUBSIDIARIES
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                NINE MONTHS ENDED JUNE 30,
                                                                                --------------------------
                                                                                    2001        2000
                                                                                  --------    --------
Cash flows from operating activities:
Net loss from continuing operations                                               $(20,058)   $(21,468)
Adjustments to reconcile net loss to netcash used in operating activities:
  Depreciation                                                                       1,027       1,200
  Amortization of intangible assets                                                  7,231       6,130
  Amortization of stock-based compensation                                             475         352
  Gain on sale of Enterprise Division                                              (15,108)         --
  Impairment of leasehold improvements                                                 138          --
  Loss on prepaid service offering                                                     923          --
  Changes in allowance for doubtful accounts and returns on accounts receivable       (525)       (284)
  Changes in allowance for doubtful accounts on notes receivable                     1,500          --
  Changes in operating assets and liabilities:
    Accounts receivable                                                              5,254      (7,183)
    Prepaid expenses                                                                   952      (3,153)
    Other current assets                                                              (269)       (266)
    Other long term assets                                                             302          (2)
    Accounts payable                                                                   635        (696)
    Accrued compensation                                                              (697)        409
    Other accrued liabilities                                                         (701)      1,431
    Deferred revenue                                                                (1,150)      2,109
                                                                                  --------    --------
          NET CASH USED IN OPERATING ACTIVITIES                                    (20,071)    (21,419)
                                                                                  --------    --------
Cash flows from provided by investing activities:
  Purchases of property and equipment                                                   --      (1,816)
  Notes receivable issued to Mycomputer.com                                         (1,500)         --
  Proceeds from sale of Enterprise division                                         18,000          --
  Cash paid for Sitematic Corporation, net of cash acquired                             --      (1,297)
  Proceeds from sale of short-term investments                                          --       9,331
  Issuance of stockholder note receivable                                               --        (250)
                                                                                  --------    --------
          NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                       16,500       5,968
                                                                                  --------    --------
Cash flows from financing activities:
  Proceeds from short-term borrowings                                                  750          --
  Repayment of short-term borrowings                                                  (750)         --
  Payment on capital lease obligations                                                (225)       (255)
  Proceeds from issuance of common stock, net of issuance costs                        100       3,591
  Repurchases of common stock                                                         (159)         --
                                                                                  --------    --------
          NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                         (284)      3,086
                                                                                  --------    --------
Effect of exchange rate changes on cash                                                (27)        (42)
Net decrease in cash                                                                (3,882)    (12,159)
Cash and cash equivalents at beginning of period                                     8,323      23,623
                                                                                  --------    --------
Cash and cash equivalents at end of period                                           4,441      11,464
                                                                                  ========    ========
Supplemental disclosures of cash flow information:
  Noncash investing and financing activities:
    Equipment recorded under capital leases                                       $     --    $    707
    Issuance of common stock for acquisition                                      $     --    $ 13,478
    Issuance and forgiveness of stockholders note receivable                      $     75    $    200
    Deferred stock-based compensation on cancellation of stock options            $     62    $    269

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

     On October 4, 1999, NetObjects acquired Sitematic Corporation and issued common stock that reduced IBM's ownership to less than 50%.

     On July 14, 2000, NetObjects acquired Rocktide Inc. and issued common stock that reduced IBM's ownership to 48%.

     On September 29, 2000, the Company entered into an agreement with IBIZU, Inc., a privately held company (IBIZU), pursuant to which the Company acquired a preferred equity interest in IBIZU in exchange for the transfer of certain technology rights developed by the Company. The Company accounts for this investment using the equity method of accounting.

     NetObjects  provides  software,  solutions,  and services that enable small
businesses  to  build,   deploy  and  maintain  websites  online,   and  conduct
e-business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation of Interim Financial Statements

     The accompanying unaudited condensed consolidated financial statements of NetObjects, Inc. and subsidiaries ("the Company" or "NetObjects") have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X and in the opinion of management, include all adjustments (consisting of normal recurring adjustments) considered necessary for their fair presentation. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ending June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the audited financial statements and footnotes thereto for the fiscal year ended September 30, 2000 included in the Company's Annual Report on Form 10-K filed December 29, 2000.

     Net Loss per Share

     Basic net loss per share is computed using the weighted average number of outstanding shares of common stock, excluding shares of common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, shares of restricted common stock subject to repurchase and options and warrants to purchase common stock using the treasury stock method, and from convertible securities on an "if-converted" basis. In loss periods, basic and dilutive loss per share are identical since the impact of common equivalent shares is anti-dilutive and all potential common shares have been excluded from the computation of diluted net loss per share for all periods presented.

     Diluted net loss per share for the three-months and nine-months ended June 30, 2001, does not include the effect of warrants to purchase 336,528 shares of common stock with a weighted average exercise price of $7.70, options to purchase 7,375,534 shares of common stock with a weighted-average exercise price of $9.20 per share, or 33,262 shares of common stock issued and subject to repurchase by the Company at a weighted-average price of $0.16, because their effects are anti-dilutive.

     Diluted net loss per share for the three-months and nine-months ended June 30, 2000, does not include the effect of warrants to purchase 336,528 shares of common stock with a weighted average exercise price of $7.70, options to purchase 7,375,534 shares of common stock with a weighted-average exercise price of $9.20 per share, or 33,053 shares of common stock issued and subject to repurchase by the Company at a weighted-average price of $0.16, because their effects are anti-dilutive.

                        NETOBJECTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

     As of June 30, 2001, the Company had outstanding warrants to purchase 253,195 shares of common stock with an exercise price of $6.68, that expire in October 2003 and February 2004, respectively, and 83,333 shares of common stock with an exercise price of $10.80 that expire in December 2002. The outstanding warrants are held by IBM.

     REVENUE RECOGNITION

     The Company recognizes revenue in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition, as amended by SOP 98-9, Software Recognition with respect to certain arrangements.

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

     The fair value of an element must be based on evidence that is specific to the vendor. If vendor does not have evidence of the fair value for all delivered elements in a multiple-element arrangement, revenue is recognized under the "residual method" in accordance with SOP 98-9. Under the "residual method", the total fair value of the undelivered elements is deferred, and the residual revenue is recorded upon delivery in accordance with SOP 97-2. When evidence of fair value of the undelivered items does not exist, all revenue from the arrangement is deferred until such evidence exists or until all elements are delivered.

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

     RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets".

     SFAS No. 141 addresses the accounting for and reporting of business combinations. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting for acquisitions and eliminates the use of the pooling method. This Statement applies to all business combinations initiated after June 30, 2001. The Company does not anticipate that the adoption of SFAS No. 141 will have a material effect on its consolidated financial statements.

     SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only method. The amortization of goodwill, including goodwill recorded in past business combinations will cease upon adoption of the statement, which will commence with the Company's fiscal year beginning October 1, 2002. However, goodwill and intangible assets acquired after June 30, 2001 will be subject to immediate adoption of the statement. The Company will continue to amortize its goodwill during the remainder of fiscal 2001 after which it will have approximately $1.2 million. If in a future period, the Company determines that goodwill or another intangible asset is impaired, such impairment could have a material impact on earnings for that period.

3. SEGMENT INFORMATION

In the first quarter of 2001, the Company transitioned from licensing software to providing online solutions for small business with a focus on NetObjects Fusion and NetObjects Matrix. As part of this transition, the Company sold its' Enterprise division to Merant Incorporated on February 18, 2001. Operating results and the gain on sale of the discontinued Enterprise division operations are reflected as discontinued operations in the Statement of Operations. For the three-month and nine-month periods ending June 30, 2001, the Company's primary operating segments were Fusion and Matrix Online and Services. Fusion revenue is generated from shrinkwrap sales of the FusionMX software. Matrix Online and Services revenue is generated from on-line fees related to the Matrix software, the Company's latest website builder, and Gobizgo revenue.

                                 For the three month period ending June 30, 2001
                                 -----------------------------------------------
                                    Fusion       Matrix Online
                                    Revenue       And Services        Total
                                    -------       ------------        -----
Revenues:
  Domestic license and Online        $  312          $  224          $  536
  International license                 475              --             475
  Software training                      --              57              57
  IBM license and service                36              --              36
                                     ------          ------          ------
Total Revenue                        $  823          $  281          $1,104
                                     ======          ======          ======

                        NETOBJECTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

                                  For the nine month period ending June 30, 2001


                                    Fusion       Matrix Online
                                    Revenue       And Services        Total
                                    -------       ------------        -----
Revenues:
  Domestic license and Online        $1,108          $  605          $1,713
  International license               1,692              --           1,692
  Software training                     163              57             220
  IBM license and service               562              34             596
                                     ------          ------          ------
Total Revenue                        $3,525          $  696          $4,221
                                     ======          ======          ======

                                 For the three month period ending June 30, 2000


                                    Fusion       Matrix Online
                                    Revenue       And Services        Total
                                    -------       ------------        -----
Revenues:
  Domestic license and Online        $2,625          $1,946          $4,571
  International license                 719              --             719
  Software training                      --              --              --
  IBM license and service             2,650              --           2,650
                                     ------          ------          ------
Total Revenue                        $5,994          $1,946          $7,940
                                     ======          ======          ======

                                  For the nine month period ending June 30, 2000


                                    Fusion       Matrix Online
                                    Revenue       And Services        Total
                                    -------       ------------        -----
Revenues:
  Domestic license and Online       $ 6,581         $ 2,259         $ 8,840
  International license               6,793              --           6,793
  Software training                      --              --              --
  IBM license and service             5,943              --           5,943
                                    -------         -------         -------
Total Revenue                       $19,317         $ 2,259         $21,576
                                    =======         =======         =======

4. DISCONTINUED OPERATIONS AND DIVESTITURES

On February 18, 2001, the Company sold the Enterprise division to Merant Incorporated for approximately $18 million in cash. As a result of the sale, the Company recorded a pre-tax gain of $15.1 million. The Enterprise division's activities consisted of licensing the Company's NetObjects Collage, NetObjects Authoring Server products and providing professional services for training and support to customers. The cash obtained from the sale is being used for operating capital.

5. DEFERRED STOCK-BASED COMPENSATION

     The amortization of deferred employee stock-based compensation combined with the expense associated with stock options granted to non-employees, relates to the following items in the accompanying consolidated statements of operations and comprehensive loss (in thousands):

                        NETOBJECTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements - Continued

                                                     Three months ended June 30,
                                                     ---------------------------
                                                         2001            2000
                                                        -----           -----
Sales & marketing                                       $  28           $ (17)
Research & development                                      5             (10)
General & administrative                                   35              29
                                                        -----           -----
                                                        $  68           $   2
                                                        -----           -----

                                                      Nine months ended June 30,
                                                      --------------------------
                                                         2001            2000
                                                        -----           -----
Sales & marketing                                       $ 101           $  68
Research & development                                     23              18
General & administrative                                  153             266
                                                        -----           -----
                                                        $ 277           $ 352
                                                        -----           -----

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

RECENT DEVELOPMENTS

Financial Deterioration

     As of the conclusion of the third quarter of its 2001 fiscal year on June 30, 2001, the current liabilities of NetObjects, totaling $7.8 million, exceeded its current assets, totaling $6.6 million. Its cash and cash equivalents totaled $4.4 million. While management has taken steps to decrease expenses, NetObjects does not have sufficient cash to continue operation through the end of its fiscal year on September 30, 2001.

     As previously reported, NetObjects has retained Broadview International LLC to explore strategic alternatives, including the sale of NetObjects or a significant investment by a third party. While that effort continues, based on the company's limited amount of cash, management and the Board of Directors have determined that it is necessary to consider every other extradordinary measure to preserve corporate assets.

Nasdaq Listing

     As previously announced, NetObjects received a Nasdaq Staff Determination on June 13, 2001, indicating that, the Company's bid price no longer complied with Nasdaq's $1.00 per share minimum bid price requirement for continued listing, and that its securities were subject to delisting from The Nasdaq National Market. NetObjects appealed the staff's determination to the Nasdaq Listings Qualificataions Panel and the Panel held a hearing on July 26, 2001. Nasdaq is currently evaluating the merits of the Company's appeal and its decision is pending.

Other Corporate News

     NetObjects announced the appointment of Ernie Cicogna as the Chief Financial Officer and Executive Vice President, Finance and Operations. Mr. Cicogna was formerly Senior Vice President of Finance.

OVERVIEW

     NetObjects has been helping small businesses transition successfully to the online world, both directly and through global customers since 1995. Our Web-site building applications have garnered over 75 awards and eleven patents. To date we have licensed the distribution of more than 10 million copies of our flagship product NetObjects Fusion which has become the backbone of millions of small business websites. With the release of both NetObjects FusionMX and the NetObjects Matrix Platform, NetObjects intends to transition from predominantly licensing software to generating revenue primarily through online subscriptions.

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

     In July, 2000, we acquired privately-held Rocktide, Inc. for $3.6 million in NetObjects common stock and $0.4 million in cash. Rocktide is a provider of next generation application service provider (ASP) technology and wireless e-Services that help Web-enable businesses worldwide. This product technology was incorporated into our newly branded NetObjects Matrix Platform, which was initially released on October 30, 2000.

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

     We recognize service revenues as services are rendered, or, if applicable, using the percentage-of-completion method. We defer web-site hosting and online service subscriptions, which typically are paid up-front, and recognize these fees as revenue ratably over the term of the contract, which ranges from one to 48 months. We defer recognition of maintenance fees, paid primarily for support and upgrades, upon receipt of payment and recognize the related revenues ratably over the term of the contract, which typically is 12 months. These payments generally are made in advance and are nonrefundable.

     On February 18, 2001, we sold our Enterprise division, including our Collage platform, to Merant Incorporated for approximately $18 million in cash. A payment of $14 million was received in the quarter ended March 31, 2001 and $4 million was received as an advance in the quarter ended December 31, 2000. NetObjects Collage provides an integrated platform that combines collaboration with content management, enterprise integration, and dynamic application services. The sale of the Enterprise division substantially reduced our software licensing business and revenue, as we have continued to shift our business focus towards online solutions for small business.

     Most of the employees of the Enterprise division were hired by Merant Incorporated. In addition, during the quarter ended March 31, 2001, we reduced further the number of personnel and part-time employees by 32 and 4 respectively. Total employment was 76 people at the end of the current quarter compared to 218 people at June 30, 2000.

     On January 10, 2001, the Company granted an aggregate amount of 3,025,600 stock options to all employees at an option exercise price equal to the closing price of one share of the Company's common stock on that date of $0.468.
Executive officers of the Company received a total of 1,400,000 of these options. The options vest on two separate schedules whereby an initial grant of 1,512,800 stock options vested with respect to one quarter of the shares on July 10, 2001 and the remaining shares vest in 18 equal monthly installments thereafter, subject to the optionee's continued employment with the issuer. The remaining 1,512,800 stock options vested with respect to one quarter of the shares on September 1, 2001, and the remaining shares vests in 18 equal monthly installments thereafter, subject to the optionee's continued employment with the issuer.

     We have incurred substantial net losses in each fiscal period since our inception and, as of June 30, 2001, had an accumulated deficit of $127 million. Such net losses and accumulated deficit resulted primarily from the significant costs incurred in the development of our products and establishing our brand identity, marketing organization, domestic and international sales channels, and general and administrative infrastructure. Our operating expenses before goodwill amortization and other non-cash charges decreased in the first three quarters of fiscal year 2001, but we expect to continue to incur substantial losses from operations for the foreseeable future.

     Our future operating results must be considered in light of our limited operating history and the risks, expenses and difficulties frequently encountered by companies in early stages of development, particularly companies in rapidly evolving markets such as the market for web site building software and online services.

     There can be no assurance that we will achieve or sustain profitability or that we will be able to continue to do business at all. Moreover, particularly as we transition to our new business model, we may be unable to adjust spending in a timely manner to compensate for both anticipated and unanticipated revenue shortfalls. Accordingly, any significant shortfall of revenues in relation to expectations would cause significant declines in our operating results.

     Our total revenues fluctuate from quarter to quarter due to many factors, including new product and product upgrade introductions. In addition, we attempt to limit sales of existing products during the months preceding the release of upgraded products in order to reduce returns of the older product from some of our direct and indirect channel resellers. The timing of our recognition of revenues from strategic arrangements with other companies has contributed to fluctuations in revenues from quarter to quarter. During the three months ended June 30, 2001, we had IBM revenue from software license and service revenues of $36,000 as compared to earned license fees and on-line service fees of $287,000 from IBM for the three months ended March 31, 2001. We have no ongoing commitments from IBM that will generate significant revenues for us.

     In addition to fluctuations in revenues from IBM and other third party distributors, our revenues have become more variable due to factors such as our decision to focus our sales activities on the NetObjects Matrix platform rather than OEM software licenses of NetObjects Fusion, our sale of the Enterprise Division and the uncertainty of generating significant revenues from small business subscriptions for online services.

     Other factors contributing to uncertainty and fluctuations in our quarterly operating results include seasonal demand for our products and services, for example, annual reductions in sales in Europe in July and August, costs of litigation and intellectual property protection, technical difficulties with respect to the use of our products, general economic conditions and economic conditions specifically related to businesses dependent upon the Internet. The promptness with which sales and licensing data, used in recognizing product royalties, is delivered to us from third parties also may affect quarterly operating results. It often is difficult to forecast the effect these factors will have on our results of operations for any given fiscal quarter.

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

RESULTS OF OPERATIONS

The following table sets forth financial data for the periods indicated as a percentage of total revenues:

            STATEMENT OF OPERATIONS AS A PERCENTAGE OF TOTAL REVENUE

                                                        THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                         -----------------             -----------------
                                                         2001         2000             2001       2000
                                                         ----         ----             ----         ----
Revenues:
  Software license fees, training and online revenue       97%          67%              86%          72%
  IBM software license and service revenue                  3%          33%              14%          28%
                                                         ----         ----             ----         ----
       Total revenues                                     100%         100%             100%         100%
                                                         ----         ----             ----         ----
Cost of revenues:
  Software licenses, and online                            81%          21%             126%          13%
  Loss on prepaid service offering                         84%           0%              22%           0%
  Services (professional and training)                     57%           3%              34%           4%
                                                         ----         ----             ----         ----
       Total cost of revenues                             222%          24%             182%          16%
                                                         ----         ----             ----         ----
Gross profit                                             -122%          76%             -82%          84%
                                                         ----         ----             ----         ----
Operating expenses:
  Sales and marketing                                     256%          84%             221%          90%
  Research and development                                148%          34%             146%          36%
  General and administrative                               97%          21%              85%          20%
  Amortization of intangible assets                       214%          25%             169%          28%
  Loss on impaired assets and termination of
    investment activities                                   1%           0%              64%           0%
  Stock-based compensation                                  6%           0%               7%           2%
                                                         ----         ----             ----         ----
       Total operating expenses                           723%         164%             691%         176%
                                                         ----         ----             ----         ----
Operating loss                                           -844%         -88%            -773%         -92%
Interest income                                            10%           2%               5%           4%
                                                         ----         ----             ----         ----
  Loss before income taxes                               -835%         -86%            -768%         -88%
                                                         ----         ----             ----         ----
Income taxes                                                1%           0%               1%           0%
                                                         ----         ----             ----         ----
  Net loss from continuing operations                    -836%         -86%            -769%         -88%
  Gain (loss) from discontinued operations                  8%          -6%             -64%         -11%
  Gain from sale of the Enterprise division                 0%           0%             358%           0%
                                                         ----         ----             ----         ----
  Net loss                                               -827%         -92%            -475%         -99%
Translation adjustment                                     -1%           0%              -1%           0%
                                                         ----         ----             ----         ----
  Comprehensive loss                                     -829%         -93%            -476%        -100%
                                                         ====         ====             ====         ====

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

     Revenues. Total revenues from continuing operations decreased to approximately $1.1 million from approximately $7.9 million for the three months ended June 30, 2001 and 2000, respectively. The license revenue portion (excluding IBM) decreased to $1.1 million from $5.8 million, respectively. The
80% decrease year-over-year was primarily due to our restructuring and substantially reduced NetObjects Fusion license fees, as we did not earn revenues from fixed volume commitment OEM licensing deals during the quarter.

     IBM software license fees for the three months ended June 30, 2001 and 2000 were $36 thousand and $2.7 million, respectively. The 99% decrease year-over-year reflects the absence of committed volume licensing deals in the current quarter.

     Cost of Revenues. Our cost of software license fees includes the cost of product media, duplication, manuals, packaging materials, shipping, technology licensed to us and fees paid to third-party vendors for order fulfillment.

In addition, our cost of software license fees also include the cost of providing online hosting, including royalty payments. Our cost of software license fees, excluding the $900 thousand loss due to asset impairment on a prepaid international service offering, was approximately $0.9 million and $1.6 million for the three-months ended June 30, 2001 and 2000, respectively. The 45% decrease year-over-year reflects reductions in infrastructure consistent with our changing business model. The Company anticipates no future benefit from the prepaid service offering and therefore recognized the impairment.

     Our cost of Service revenues of $632 thousand and $249 thousand for the three-months ended June 30, 2001 and 2000, respectively is directly related to the NetObjects Matrix Platform and Builder and online services. As we expand our licenses and service agreements for Matrix Platform and Builder, we expect the Services revenue and related cost of service revenues to increase directly as we assign personnel to these activities.

     Sales and Marketing. Our sales and marketing expenses consist primarily of salaries, commissions, consulting fees, tradeshow expenses, advertising, marketing materials and the cost of customer service operations. Sales and marketing expenses were approximately $2.8 million and $6.7 million for the three months ended June 30, 2001 and 2000, respectively, representing a reduction of 58% year-over-year. The decrease in sales and marketing expenses resulted from the reduction in personnel, and reduced marketing expenses associated with NetObjects Fusion MX.

     Research and Development. Our research and development expenses consist primarily of salaries and consulting fees to support product development. To date, we have expensed all research and development costs as we have incurred them because we generally establish the technological feasibility of our products upon completion of a working model. We have not yet incurred significant costs between the date of completion of a working model and the date of general release of a product. We believe that continued investment in research and development is critical to attaining our strategic objectives. Research and development expenses were $1.6 million and $2.7 million for the three months ended June 30, 2001 and 2000 a decrease of 39% due to a reduction in contractor expenses associated with the restructuring. Research and development costs will continue to be a significant part of our operating expenses due to the focus on our new NetObjects Matrix software; however, spending levels should decrease modestly as a result of the reduction in personnel and the concentration on a few major projects.

     General and Administrative. Our general and administrative expenses consist primarily of salaries and fees for professional services. General and administrative expenses were $1.1 million and $1.7 million for the three months ended June 30, 2001 and 2000, a reduction of 35% year-over-year mainly due to staff reductions.

     Amortization of intangible assets. Amortization of goodwill and other intangible assets increased to $2.4 million from $2.0 million for the three months ended June 30, 2001 and 2000, respectively. The increase was predominantly attributable to the amortization of goodwill recorded in connection with the purchase of Rocktide, Inc. in July, 2000.

     Stock-Based Compensation. For the three months ended June 30, 2001 and 2000, we incurred stock-based compensation charges of approximately $68 thousand and $2 thousand for each period, respectively. These stock-based compensation charges are being amortized on an accelerated basis over the vesting period of the options in a manner consistent with Financial Accounting Standards Board
(FASB) Interpretation No. 28.

     Other Income (Expense). We earned net interest income of $108 thousand and $183 thousand for the three months ended June 30, 2001 and 2000, respectively. The 41% decrease year over year is related to the decrease in cash and cash equivalents.

     Income taxes. We have had a net operating loss for each period since our inception through June 30, 2001. Our accumulated deficit through this period is approximately $127 million. We recorded an income tax provision of approximately $12 thousand in the three months ended June 30, 2001 related to income earned by our international operations.

     Translation Adjustment. For the three months ended June 30, 2001 and 2000, we incurred a translation loss of $15k and $22k, respectively. Due to the restructuring and sale of the Enterprise division, our level of international operations has also decreased causing a decrease in the level of foreign activity.

NINE MONTHS ENDED JUNE 30, 2001 AND 2000

     Revenues. Total revenues from continuing operations decreased to approximately $4.2 million from approximately $21.6 million for the nine months ended June 30, 2001 and 2000, respectively. The license revenue portion (excluding IBM) decreased to $3.6 million from $15.6 million, respectively. The 77% decrease year-over-year was primarily due to our restructuring, and substantially reduced NetObjects Fusion license fees, as we did not earn revenues from fixed volume commitment OEM licensing deals during the quarter.

     IBM software license fees for the nine months ended June 30, 2001 and 2000 were $600 thousand and $5.9 million, respectively, reflecting a significant reduction in OEM contracts with IBM versus the earlier period.

     International sales of software licenses for the nine months ended June 30, 2001 and 2000 were $229 thousand and $6.8 million, respectively. Decreased international sales resulted from the transition towards an online services and subscription-based revenue focus.

     Cost of Revenues. Our cost of software license and online for the nine months ending June 30, 2001 was approximately $5.3 million, excluding the $900 thousand cost for termination of a prepaid service offering, compared with $2.7 million for the same period in 2000. This year-over-year increase of 97% reflects the effect of two separate one time adjustments, a contract termination charge of $.9 million in March of 2001 and a credit of $(1.4) million in the quarter ending March 2000.

     Our cost of service revenues of $1.4 million and $900 thousand for the nine-months ended June 30, 2001 and 2000, respectively are directly related to the NetObjects Matrix Platform and Builder and online services. As the rollout of the Matrix Platform and Builder continues, these costs of revenues shall increase directly related to the increase in services revenue.

     Sales and Marketing. Our sales and marketing expenses were approximately $9.3 million and $19.3 million for the nine months ended June 30, 2001 and 2000, respectively, representing a 53% year-over-year reduction. The decrease in sales and marketing expenses resulted from the effect of our staffing reductions, which occurred in the quarter ending March 31, 2001, and continued redcutions in discretionary marketing spending.

     Research and Development. Research and development expenses were $6.2 million and $7.8 million for the nine months ended June 30, 2001 and 2000, respectively, representing a 21% reduction year-over-year. Research and development costs will continue to be a significant part of the operating expenses due to the focus on our new Matrix software.

     General and Administrative. Our general and administrative expenses consist primarily of salaries and fees for professional services. General and administrative expenses were $3.6 million and $4.4 million for the nine months ended June 30, 2001 and 2000, respectively, representing a 18% year-over-year reduction.

     Amortization of intangible assets. Amortization of goodwill and other intangible assets increased to $7.1 million from $6.1 for the nine months ended June 30, 2001 and 2000, respectively. The increase was predominantly attributable to the amortization of goodwill recorded in connection with the purchase of Rocktide Inc. in July, 2000.

     Loss on impaired assets and terminated investments. For the nine-month period ending June 30, 2001 includes the cost of writing-off $1.5 million notes receivable due to the uncertainty of collection of these funds, and expenses associated with terminated investments of $1.2 million; the periods ended June 30, 2000, include no such charges.

     Stock-Based Compensation. For the nine months ended June 30, 2001 and 2000, we incurred stock-based compensation charges of approximately $277 thousand and $352 thousand for each period, respectively. These stock-based compensation charges are being amortized on an accelerated basis over the vesting period of the options in a manner consistent with FASB Interpretation No. 28.

     Other Income (Expense). We earned net interest income of $204 thousand and $834 thousand for the nine months ended June 30, 2001 and 2000, respectively due to a decrease in cash and cash equivalents.

     Income taxes. We have had a net operating loss for each period since our inception through June 30, 2001. Our accumulated deficit through this period is approximately $127 million. We recorded an income tax provision of approximately $36 thousand in the nine months ended June 30, 2001 related to income earned by our international operations.

     Gain (loss) from discontinued operations. On February 18, 2001 NetObjects completed the sale of the Enterprise division to Merant, which resulted in our discontinuing operations for this group.

     Translation Adjustment. For the nine-months ended June 30, 2001 and 2000, we incurred a translation loss of $27k and $42k, respectively. Due to the restructuring and sale of the Enterprise division, our level of international operations has also decreased causing a decrease in the level of foreign activity.

LIQUIDITY AND CAPITAL RESOURCES

     As noted above under "Recent Devleopments--Financial Deterioration," Financial Deterioration, as of the conclusion of the third quarter of its 2001 fiscal year on June 30, 2001, the current liabilities of NetObjects, totaling $7.8 million, exceeded its current assets, totaling $6.6 million. Its cash and cash equivalents totaled $4.4 million. While management has taken steps to decreased expenses, NetObjects does not have sufficient cash to continue operation through the end of its fiscal year on September 30, 2001.

     As previously reported, NetObjects has retained Broadview International LLC to explore strategic alternatives, including the sale of NetObjects or a significant investment by a third party. While the effort continues, based on the company's limited amount of cash, management and the Board of Directors have determined that it is necessary to consider other extraordinary measures to preserve corporate assets.

     As of June 30, 2001, NetObjects had cash and cash equivalents totaling $4.4 million, a decrease of $3.9 million from September 30, 2000. Cash flows were primarily affected by losses from continuing operations, and the net proceeds of approximately $18.0 million received from the sale of the Enterprise division. NetObjects cash and cash equivalents decreased by approximately $5.0 million from the previous quarter ending March 31, 2001 (from $9.4 million in the previous quarter to $4.4 million). Unless we are able to raise additional funds through direct investment, acquisition or prepayment of funds for future sales, we would anticipated running out of cash and being forced to shutdown before the end of the quarter.

     Net cash used in operating activities was $ 20.0 million and $21.4 million for the nine months ended June 30, 2001 and 2000, respectively. For the period ended June 30, 2001, net cash used in operating activities included a decrease in gross accounts receivable of approximately $5.3 million, due to reduced operating revenues, a gain on the sale of the Enterprise division of $15.1 million and amortization of intangible assets of $7.2 million. Net cash used in operating activities for the period ended June 30, 2000 included an increase in accounts receivable of $7.2 million due to slower than expected rate of collections.

     Net cash provided by investing activities was $16.5 million for the nine months ended June 30, 2001 as compared to $6.0 million net cash provided by investing activities for the nine months ended June 30, 2000. The net cash provided by investing activities consisted primarily of the proceeds from the sale of the Enterprise division to Merant Incorporated of approximately $18.0 million, net of expenses related to the sale in the amount of $1.4 million, as compared to the sale of short-term investments of $9.3 million offset by the purchase of $1.8 million in capital assets and $1.3 million in acquisitions for the nine months ended June 30, 2000.

     Net cash used in financing activities was approximately $284 thousand for the nine months ended June 30, 2001 as compared to $3.1 million for the nine months ended June 30, 2000. Net cash provided by financing activities for the nine months ended June 30, 2001 consisted of payments on capital lease obligations, as compared to $3.1 million for the nine months ended June 30, 2000.

     If we are able to continue to do business under our present strucuture, we would anticipate a moderate decrease in our operating expenses over the next two quarters as we transition to the new business model. However, we expect our operating expenses to continue to constitute a material use of our cash resources. The sale of the Enterprise division provided additional capital to fund our operations in the short term, however if we fail to continue to raise additional capital to fund future operations our business, financial condition and results of operations will be materially and adversely affected, and our stock price will decline substantially.

                                  RISK FACTORS

     NetObjects believes that its results of operations in any quarterly period may be impacted adversely by a number of factors, including those set forth below. Readers of this report should consider these and other ordinary business risk factors in evaluating the business, financial condition, results of operations and prospects of NetObjects.

OUR FINANCIAL CONDITION HAS DETERIORATED AND MAY NOT RECOVER.

     As of the conclusion of the third quarter of its 2001 fiscal year on June 30, 2001, the current liabilities of NetObjects, totaling $7.8 million, exceeded its current assets, totaling $6.6 million. Its cash and cash equivalents totaled $4.4 million. While management has taken steps to decrease expenses, NetObjects does not have sufficient cash to continue operation through the end of its fiscal year on September 30, 2001.

     As previously reported, NetObjects has retained Broadview International LLC to explore strategic alternatives, including the sale of NetObjects or a significant investment by a third party. While the effort continues, based on the company's limited amount of cash, management and the Board of Directors have determined that it is necessary to consider other extraordinary measure to preserve corporate assets.

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS DEPENDENT ON OUR RAISING ADDITIONAL FUNDS.

     Without raising new proceeds from the sale of assets, debt or equity financing, we will not have enough cash to remain in business. For the year ended September 30, 2000, our auditors, KPMG LLP, in their independent auditors' report, have expressed "substantial doubt" as to our ability to continue as a going concern. This doubt is based on our significant operating losses since we were formed, and our insufficient funds as of September 30, 2000 to finance our operations through fiscal year 2001. As of February 18, 2001, we sold the Enterprise Division of the Company and received approximately $18 million in consideration. The proceeds of this divestiture are being utilized to fund current operations. We believe that our current cash and cash equivalents, are adequate to finance our current level of operations only through the middle of the month of September 2001. We may seek to raise additional capital to fund future operations through the sale of additional equity securities, new borrowings, some combination of debt and equity, or other available transactions. If we fail to quickly raise additional capital to fund future operations our business, financial condition and results of operations will be materially and adversely affected.

WE HAVE A HISTORY OF SUBSTANTIAL LOSSES AND EXPECT SUBSTANTIAL LOSSES IN THE FUTURE.

     We were incorporated in November 1995 and first recognized revenues in October 1996. As of June 30, 2001, we had an accumulated deficit of approximately $127 million. We expect to sustain significant losses for the foreseeable future, which could harm our business and decrease the market price of our stock.

     To achieve and sustain profitability, we must, among other things, increase substantially our revenues from our two principal products, NetObjects Fusion and NetObjects Matrix, and substantially increase our revenues from professional and online services, which have been insignificant to date.

WE HAVE BEEN ADVISED BY NASDAQ THAT WE NO LONGER MEET ITS QUALIFICATION REQIREMENTS FOR CONTINUED LISTING OF OUR COMMON STOCK ON THE NASDAQ NATIONAL MARKET. IF OUR STOCK IS DELISTED IT MAY NO LONGER HAVE AN ACTIVE PUBLIC TRADING MARKET WHICH WOULD LIKELY MAKE THE COMMON STOCK AN ILLIQUID INVESTMENT.

     We received a Nasdaq Staff Determination on June 13, 2001, indicating that our bid price no longer complied with Nasdaq's $1.00 per share minimum bid price requirement for continued listing, and that our securities were subject to delisting from The Nasdaq National Market. We appealed the staff's determination to the Nasdaq Listings Qualifications Panel and the Panel held a hearing on July 26, 2001. Nasdaq is currently evaluating the merits of our appeal and its decision is pending. Even if our stock again trades above $1.00 per share, we may not be able to satisfy any of Nasdaq's other listing requirements in the future. Nasdaq also may delist our common stock if it deems it necessary to protect investors and the public interest. If our stock is delisted, trading in the common stock would be conducted in the over-the-counter market, in the so-called "pink sheets" or, if available, the "OTC Bulletin Board Services." As a result, an investor would likely find it significantly more difficult to dispose of, or to obtain accurate quotations as in the value of, our shares.

IF OUR COMMON STOCK IS DELISTED, IT MAY BECOME SUBJECT OT THE SEC'S "PENNY STOCK" RULES AND MORE DIFFICULT TO SELL.

     SEC rules require brokers to provide information to purchasers of securities traded at less than $5.00 and not traded on a national securities exchange or quoted on the Nasdaq Stock Market. If our common stock becomes a "penny stock" that is not exempt from these SEC rules, these disclosure requirements may have the effect of reducing trading activity in our common stock and making it more difficult for investors to sell. The rules require a broker--dealer to deliver a standardized risk disclosure document prepared by the SEC that provies information about penny stocks and the nature and level of risks in the penny market. The broker must also give bid and offer quotations and broker and salesperson compensation information to the customer orally or in writing before or with the confirmation. The SEC rules also require a broker to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction before a transaction in a penny stock.

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

OUR ONLINE SERVICES ARE NEW AND HAVE NOT RECEIVED A BROAD CUSTOMER ACCEPTANCE.

     Since inception, we have invested resources to create and enhance our online services, which we believe support and add to market acceptance of our products. With the launch of our Matrix Platform and Builder, providing online services to enable small businesses to conduct e-commerce has become an integral part of our business growth strategy. This strategy is predicated on using our distribution partners, to attract a substantial number of small business subscribers for these services for our online business to succeed. We may fail to attract these new customers, which would hurt our business and could cause our stock price to fall.

WE MAY NOT ADEQUATELY ADJUST OUR OPERATING EXPENSE TO REFLECT THE ANTICIPATED REDUCTION IN REVENUE.

     We must reduce our operating expenses relative to the anticipated revenue reduction. We anticipate that these expenses will substantially exceed our revenues for at least fiscal year 2001 and probably thereafter. As a result, we expect our operating expenses, as well as planned capital expenditures, to continue to constitute a material use of our cash resources. In addition, we may require cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines and ongoing activities.

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

ALTHOUGH WE HAVE CONTRACTS WITH IBM TO BUNDLE OUR PRODUCTS WITH THEIR OFFERINGS, WE HAVE NO COMMITMENTS FOR FUTURE REVENUES FROM IBM.

     Revenues from IBM have been a substantial portion of our total revenues, representing approximately 4% and 19% of our total revenues for the three month period ending June 30, 2001 and the fiscal year ending September 30, 2000, respectively.

     We have a number of license and reseller agreements or arrangements with IBM many of which are subject to the terms of our 10-year license agreement that expires in April 2007. We have no future revenue commitments from IBM or Lotus.

     WE HAVE BUSINESS CONFLICTS WITH IBM. IBM HAS CHOSEN IN THE PAST AND IS FREE IN THE FUTURE TO PROMOTE AND BUNDLE COMPETITORS' PRODUCTS OVER OUR PRODUCTS.

     Although we have been dependent on IBM, and IBM has provided substantial support to us, IBM makes independent business and product decisions that may present conflicts with our business objectives.

     IBM CONTROLS US AND IS FREE TO SELL ITS INTEREST IN US.

     As of June 30, 2001 IBM owns approximately 48.0% of our common stock and holds warrants that if exercised, would increase its ownership to approximately 48.4% of our outstanding voting securities. As our largest stockholder, with three representatives on our board of directors, IBM has substantial influence over our direction and management, and may be able to prevent or cause a change in control of us and could take other actions that might be favorable to IBM and potentially harmful to us.

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

WE MAY NOT BE ABLE TO ACCURATELY FORECAST REVENUE AND ADJUST SPENDING.

     As a result of our transition to a new business model we have a very limited operating history, therefore, we have little experience in forecasting our revenues. Our expense levels are based in part on our expectations of future revenues, and to a large extent those expenses are fixed, particularly in the short-term. We cannot be certain that our revenue expectations will be accurate or that we will be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.

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

There can be no  assurance  that  actual  returns or price  protection  will not
exceed  our  estimates,   and  our  estimation   policy  may  cause  significant
fluctuations in revenue and earnings in future periods.

MOST OF OUR REVENUES HAVE BEEN DERIVED FROM SALES OF A SINGLE PRODUCT, AND A DECLINE IN DEMAND OR THE SALE PRICE OF THAT PRODUCT WOULD HARM OUR BUSINESS AND CAUSE OUR STOCK PRICE TO FALL.

     In the quarter ending June 30, 2001, our revenues were derived entirely from the sales of NetObjects Fusion software. On February 18, 2001 we sold the Enterprise Division to Merant Incorporated for approximately $18 million in cash. About 68% of our revenues from software license fees in fiscal 2000 were derived from versions of NetObjects Fusion, and we expect that this single product will continue to account for the majority of our total revenues in the near-term. To remain competitive, software products typically require frequent updates that add new features. There can be no assurance that we will succeed in creating and selling updated or new versions of NetObjects Fusion. A decline in demand for, or in the average selling price of, NetObjects Fusion, whether as a result of new product introductions or price competition from competitors, technological change or otherwise, would hurt our business or cause our stock price to fall.

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

WE NEED TO MAINTAIN AND ESTABLISH NEW BUNDLING ARRANGEMENTS BECAUSE WE MAY BE LESS SUCCESSFUL AT SELLING OUR PRODUCTS ON A STAND-ALONE BASIS.

     We believe that products that are not sold in a "suite" containing software products or components that perform different functions are less likely to be commercially successful. IBM bundles our products with some of its software products, such as the bundling of NetObjects Fusion with WebSphere Studio and NetObjects Fusion with Lotus Designer Studio and Lotus SmartSuite. NetObjects Fusion is also bundled with Novell's NetWare for Small Business. We cannot be assured of maintaining or obtaining suitable product or component bundling arrangements with third parties. Failure to maintain or conclude suitable software product bundling arrangements could hurt our business, cause our revenues to decrease and our stock price to fall.

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

     We depend on the continued service of our key personnel. We have experienced difficulties in attracting new personnel, and all of our personnel, including our management, may terminate their employment at any time for any reason. Currently, we are dependent upon the services of Samir Arora, our President, Chief Executive Officer, Chairman of the Board and one of our founders. The loss of Mr. Arora's services would materially impede the operation and growth of our business at this time. We do not maintain key person life insurance for any of our personnel. Furthermore, our failure to attract new personnel or retain and motivate our current personnel could hurt our business.

A THIRD PARTY COULD BE PREVENTED FROM ACQUIRING OUR SHARES OF STOCK AT A PREMIUM TO THE MARKET PRICE BECAUSE OF OUR ANTI-TAKEOVER PROVISIONS.

     As of June 30, 2001 IBM owns approximately 48.0% of our outstanding stock and holds warrants that if exercised, would increase its ownership to approximately 48.4% of our outstanding voting securities. That ownership interest and provisions of our restated certificate of incorporation, bylaws, a voting agreement between us and IBM and Delaware law could make it more difficult for a third party to acquire us, even if a change in control would result in the purchase of your shares of common stock at a premium to the market price.

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

OUR INTERNATIONAL OPERATIONS CONTINUE TO EXPAND AND MAY NOT BE SUCCESSFUL.

     International sales represented approximately 21% of our total revenues in the quarter ended June 30, 2001 and approximately 7% of our total revenues in the quarter ended December 31, 2000. International sales represented approximately 40% and 31% of our total revenues for the nine-month periods ended June 30, 2001 and 2000, respectively. If we are able to continue to do business as currently structured, we would intend to continue our international operations. However, there can be no assurance that we will continue to operate under our present form or that we will continue to operate at all.

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

     As of June 30, 2001, we had cash and cash equivalents of $4.4 million, including approximately $3.6 million in money market funds with maturities of less than 90 days. Based upon our balance of cash and cash equivalents at June 30, 2001, a decrease in interest rates of 0.5% would not cause a material decrease in our annual interest income.

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



                                        NETOBJECTS, INC.

Date: August 14, 2001                   /s/ Samir Arora
                                        ----------------------------------------
                                        Samir Arora
                                        Chariman of the Board, Chief
                                        Executive Officer and President
                                        (Duly Authorized Officer)

                                        /s/ Ernie Cicogna
                                        ----------------------------------------
                                        Ernie Cicogna
                                        Senior Vice President, Finance, and
                                        Operations and Chief Financial Officer
                                        (Principal Accounting Officer)